Form 10-Q
period 2002-06-30
HEALTHETECH INC
filed 2002-08-07
CIK 1141215

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number 000-49871

HEALTHETECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0478611
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
523 Park Point Drive, 3rd Floor, Golden, Colorado	80401
(Address of principal executive office)	(Zip code)

Registrant's telephone number, including area code: (303) 526-5085

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of August 6, 2002, the number of shares outstanding of the registrant's common stock, par value $0.001 per share, was 19,459,450.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,898,164	13,504,327
Receivables, net of allowance of $36,780 and $71,075 in 2001 and 2002, respectively	1,267,044	1,015,316
Investments	1,550,992	—
Inventory	2,846,433	2,372,526
Prepaid expenses	688,040	525,922
Other current assets	21,046	148,722
Assets held for sale from discontinued operation	54,780	—

Total current assets	19,326,499	17,566,813
Property and equipment, net	2,635,238	2,921,285
Deposits	326,667	273,313
Restricted cash	1,413,872	1,377,650
Intangible assets, net of accumulated amortization of $294,807 and $456,286 in 2001 and 2002, respectively	1,448,178	3,385,111
Other assets	425,294	2,005,572

TOTAL ASSETS	$25,575,748	27,529,744

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,090,257	2,688,960
Accrued liabilities	4,909,889	7,820,486
Current portion of note payable to related party	60,000	40,000

Total short-term liabilities	7,060,146	10,549,446
Other liabilities:
Note payable to related party, less current portion	10,000	—
Deferred revenue	—	1,756,161
Other liabilities	170,784	201,950

Total other liabilities	180,784	1,958,111

Total liabilities	7,240,930	12,507,557
Stockholders' equity:
Common stock, $0.001 par value, 22,666,666 and 100,000,000 shares in 2001 and 2002, respectively, authorized; 7,299,272 and 7,318,161 shares issued and outstanding in 2001 and 2002, respectively	7,299	7,318
Preferred stock:
Series A, $0.001 par value, 900,000 shares authorized, 807,993 shares issued and outstanding, aggregate liquidation preference of $1,515,000	1,504,799	1,504,799
Series B, $0.001 par value, 600,000 shares authorized, 533,327 shares issued and outstanding, aggregate liquidation preference of $4,000,000	3,994,286	3,994,286
Series C, $0.001 par value, 6,700,000 shares authorized, 6,279,973 and 6,666,639 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $50,000,000 in 2002	46,661,877	49,553,810
Deferred stock-based charges	(1,488,082)	(2,611,527)
Additional paid-in capital	15,043,041	17,869,492
Accumulated deficit	(47,388,402)	(55,295,991)

Total stockholders' equity	18,334,818	15,022,187

Commitments and contingencies
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,575,748	27,529,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Revenue:
Product sales	$151,702	2,696,417	262,626	4,708,630
Software and other	230,085	582,168	772,551	925,010

Total revenue	381,787	3,278,585	1,035,177	5,633,640

Cost of revenue:
Product sales	379,250	1,436,225	697,372	3,101,553
Software and other	208,107	234,628	377,546	452,185
Stock-based charges	10,106	6,981	10,106	8,216

Total cost of revenue	597,463	1,677,834	1,085,024	3,561,954

Gross profit (loss)	(215,676)	1,600,751	(49,847)	2,071,686
Operating expenses:
Research and development, excluding $18,694, $60,332, $18,694 and $123,241 of stock-based charges for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively	1,348,526	1,570,519	3,027,021	3,005,141
Selling, general and administrative, excluding $6,201, $1,002,119, $6,201 and $1,526,503 of stock-based charges for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively	2,543,726	3,073,034	5,118,192	5,456,008
Stock-based charges	24,895	1,062,451	24,895	1,649,744

Total operating expenses	3,917,147	5,706,004	8,170,108	10,110,893

Loss from operations	(4,132,823)	(4,105,253)	(8,219,955)	(8,039,207)
Interest income	130,531	62,638	174,098	137,486
Interest expense	—	(2,793)	—	(5,868)

Loss from continuing operations	(4,002,292)	(4,045,408)	(8,045,857)	(7,907,589)

Loss from discontinued operations, including $13,356 of stock-based charges for the three and six months ended June 30, 2001	(539,100)	—	(539,100)	—

Net loss	$(4,541,392)	$(4,045,408)	(8,584,957)	(7,907,589)

Loss per common share:
Basic and diluted loss per common share:
Continuing operations	$(0.57)	(0.55)	(1.25)	(1.08)
Discontinued operations	(0.08)	—	(0.08)	—

Net loss	$(0.65)	(0.55)	(1.33)	(1.08)

Basic and diluted weighted average number of shares outstanding	7,030,304	7,314,735	6,434,952	7,311,238

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2001	Six months ended June 30, 2002
Cash flows from operating activities:
Net loss	$(8,584,957)	(7,907,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,079,073	796,777
Loss on sale of assets	—	87,586
Compensation and stock-based charges related to the issuance and modification of stock options and warrants	48,357	1,657,960
Allowance for doubtful accounts	—	53,000
Change in assets and liabilities net of effects of acquisitions:
Receivables	76,792	198,728
Inventory	(821,070)	473,907
Prepaid expenses and other current assets	246,308	34,442
Deposits and restricted cash	(250,403)	514,870
Accounts payable	(896,401)	598,703
Accrued and other liabilities	(310,051)	1,191,763
Deferred revenue	—	1,756,161

Net cash used in operating activities	(9,412,352)	(543,692)

Cash flows from investing activities:
Purchase of office equipment, software and leasehold improvements	(378,074)	(1,000,714)
Purchase of marketable securities	(4,507,946)	—
Sale of marketable securities	—	1,550,992
Purchase of intangible assets	—	(348,412)
Proceeds from the sale of assets	214,884	46,563
Payments made in business acquistion, net of cash acquired	90,812	—

Net cash provided by (used in) investing activities	(4,580,324)	248,429

Cash flows from financing activities:
Deferred stock offering costs	—	(2,005,572)
Payments on note payables	(30,000)	(30,000)
Proceeds from preferred stock offering	23,367,218	2,891,933
Proceeds from common stock option exercises	9,507	45,065

Net cash provided by financing activities	23,346,725	901,426

Net increase in cash and cash equivalents	9,354,049	606,163
Cash and cash equivalents, beginning of period	4,706,627	12,898,164

Cash and cash equivalents, end of period	$14,060,676	13,504,327

Disclosure of noncash investing and financing activities:
Obligation recognized in exchange for patent assignment	$—	1,750,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHETECH, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  (a) Business and Basis of Financial Statement Presentation

        HealtheTech, Inc. (the "Company," or "HealtheTech") was incorporated in February 1998 under the laws of the State of Delaware. The Company operates in one segment and develops and markets health solutions designed to give consumers simple, informative ways to improve and maintain health and wellness.

        The Company prepared the unaudited consolidated financial statements included in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to these rules and regulations. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's registration statement on Form S-1 as filed with the SEC.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

        The Company's condensed consolidated financial statements are based on several significant estimates, including the reserve for warranty obligations and product returns, provision for excess and obsolete inventory, and the selection of estimated useful lives of long-lived assets.

        The accompanying condensed consolidated financial statements include the accounts of HealtheTech, Inc. and its wholly-owned subsidiaries since the date of formation or acquisition, as described in Note 2. All intercompany balances and transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents and Restricted Cash

        All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represents amounts the Company has pledged related to deposits on leases for office space and equipment.

  (c) Allowance for Doubtful Accounts

        During the three months ended June 30, 2002, the Company wrote off $33,000 of receivable against the reserve and added $53,000 to the reserve, leaving a balance of $71,075.

  (d) Investments

        Investments of $1,550,992 as of December 31, 2001 consisted of a mutual fund with investments in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale. As the securities are marked to market daily, it is impractical for the Company to differentiate between the components of other comprehensive income and operations, and such amounts are insignificant to the consolidated financial statements. There were no investments at June 30, 2002.

  (e) Inventory

        Inventory is stated at the lower of cost or market and consists of purchased items or finished goods that were manufactured for the Company by contract manufacturers. Cost is determined using standard costs, which approximates the first-in, first-out method. The Company is contractually required to purchase from a manufacturer raw materials and work-in-process that such manufacturer has purchased or processed based on the Company's initial forecasts, but which will not be utilized within 90 days due to subsequently revised forecasts. The Company normally leaves such inventory at the manufacturer, but can request it to be shipped to another location, and bears risk of loss due to obsolescence and other general inventory risk other than pilferage or mishandling by the manufacturer. There is $1,908,084 included in inventory and long term other assets at December 31, 2001 and $1,129,021 included in inventory as of June 30, 2002, consisting of components in excess of 90-day requirements which the Company has accrued from a contract manufacturer but are expected to be utilized within the next 12 months.

  (f) Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Repairs and maintenance costs are expensed as incurred.

  (g) Intangible Assets

        Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five years.

  (h) Accrued Liabilities

        Accrued liabilities consisted of the following:

	December 31, 2001	June 30, 2002
		(unaudited)
Contract manufacturer	$3,086,150	2,259,114
Patent assignment (see Note 7)	—	1,750,000
Compensation	334,708	1,055,658
Consulting and professional services	687,983	1,643,923
Lease costs	409,440	316,040
Product royalties	198,750	290,489
Other	192,858	505,262

Total	$4,909,889	7,820,486

  (i) Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including accounts payable and accrued expenses, approximate fair value because of their short maturities.

  (j) Software Development Costs

        Research and development costs are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant and therefore, the Company has not capitalized any internal software development costs.

        The Company capitalized $663,990 paid to third parties to develop the website in accordance with EITF 00-2, "Accounting for Web Site Development Costs." These costs are included in property and equipment in the accompanying balance sheet.

  (k) Revenue

        Revenue from the sale of products is recognized when products are shipped and ownership transfers to the customer or distributor. Software fees are comprised of sales of prepackaged software that can be sold independently or in conjunction with product sales. Software fees are recognized according to the criteria of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Revenue is recognized upon execution of a license agreement or written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the receivable is probable. Software sales are generally to retail consumers who install the software themselves and pay via credit card prior to shipment. The Company provides support only to assist in installing the software. Service revenue, including training and consulting services, is recognized as services are performed.

        Cost of product revenue consists primarily of purchases of products from contract manufacturers and warranty reserves, in addition to costs of personnel directly related to managing the supply chain and related overhead. Cost of software revenue primarily consists of royalty payments. Additionally, costs of shipping both products and software are included in the applicable cost of revenue.

        The Company provides a 30 day right of return on software sales and a limited warranty on its software products for 90 days from date of purchase. However as returns have been insignificant, no reserve has been established. In general, the Company does not provide price protection or right of return on health monitoring devices. The Company provides limited warranty on its devices for a period of 12 to 15 months and has established a general warranty reserve.

  (l) Stock-Based Compensation

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25. As such, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. Under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), entities are permitted to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

        The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable.

  (m) Contingent Stock Purchase Warrants

        The Company records contingent stock purchase warrants in accordance with Emerging Issues Task Force Abstract 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At the grant date, the minimum number of warrants which may eventually be issued are recorded at their fair value, which is adjusted in subsequent periods for revisions of the minimum number of warrants to be issued and the then current fair value of the warrants. All grants have been measured and reflected in the financial statements.

  (n) Income Taxes

        The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment.

        At June 30, 2002, the Company has recorded a deferred tax asset primarily consisting of a cumulative net operating loss carryforward for income tax purposes of approximately $15.3 million (unaudited), which expires in various amounts through the year 2022, if not utilized. Due to the uncertainty regarding the utilization of net operating loss carryforwards, no tax benefit has been recorded by the Company and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

  (o) Loss Per Share

        Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, (SFAS No. 128). Under SFAS No. 128, basic loss per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for all periods, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive due to the net losses for each period.

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(unaudited)		(unaudited)
Numerator:
Loss from continuing operations	$(4,002,292)	(4,045,408)	(8,045,857)	(7,907,589)
Loss from discontinued operations	(539,100)	—	(539,100)	—

Net loss	(4,541,392)	(4,045,408)	(8,584,957)	(7,907,589)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	5,839,600	7,312,220	5,839,600	7,299,272
Weighted average number of common equivalent shares issued during the period	1,190,704	2,515	595,352	11,966

Denominator for basic and diluted loss per share—weighted average shares	7,030,304	7,314,735	6,434,952	7,311,238

Loss per share—basic and diluted:
Continuing operations	$(.57)	(.55)	(1.25)	(1.08)
Discontinued operations	(.08)	—	(.08)	—

Net loss	$(.65)	(.55)	(1.33)	(1.08)

        For the six months ended June 30, 2001 and 2002, 2,603,977 and 3,294,215, respectively, potential common stock equivalents consisting of options and warrants were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(2) Acquisitions

        On April 16, 2001, the Company issued 1,446,525 shares of common stock and 86,804 options to purchase common stock in exchange for all of the outstanding common stock of Baby-C, a provider of instructional and promotional products to the juvenile products market. Total consideration granted was $11,341,441, of which $10,869,369 was attributable to the purchase of intangible assets. The Company made the decision to discontinue the operations of Baby-C in the fourth quarter of 2001, and the intangible assets were fully written off as of December 31, 2001. The results of operations have been included in discontinued operations in our consolidated financial statements for the three and six months ended June 30, 2001.

(3) Property and Equipment

        Property and equipment consist of the following:

	December 31, 2001	June 30, 2002	Estimated useful life
		(unaudited)
Furniture and fixtures	$329,765	389,956	60 months
Computer equipment	1,078,243	1,165,675	36 months
Development tools	762,029	697,343	18 months
Leasehold improvements	703,720	714,643	60 months
Purchased software	566,639	654,741	36 months
Capitalized website	—	663,990	24 months

	3,440,396	4,286,348
Less accumulated depreciation and amortization	(805,158)	(1,365,063)

Total property and equipment	$2,635,238	2,921,285

(4) Warrants

        In December 2001, the Company issued warrants to purchase 171,849 shares of common stock at $7.50 per share to a consultant for services related to acquiring certain distribution channels for its products. The warrants vest upon the achievement of a milestone, which occurred in June 2002. The fair value of the warrants was $290,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, risk free interest rate of 2.32% and an expected life of 1 year.

(5) Stockholders' Equity

        In June 2002, the Company accelerated vesting of an employee's options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to selling, general and administrative expenses in the quarter ended June 30, 2002 of approximately $149,000.

        In May 2002, the Company entered into a strategic agreement with a company under which HealtheTech granted exclusive rights to sell its products and deliver metabolic measurements in certain markets. Concurrently, in exchange for certain promotional services for which the partner is contractually obligated to provide over a three year period, HealtheTech granted a warrant to purchase a number of shares of common stock of the Company equal to 10% of the outstanding shares of common stock of the Company assuming conversion of all outstanding options, warrants and preferred stock, at an exercise price equal to the Company's initial public offering price. The warrant will be fully vested upon issuance and is non-cancelable. Twenty percent of the warrant will be exercisable in full or in part in each of September 2002, December 2002, March 2003 and June 2003. Ten percent of the warrant will be exercisable in full or in part in each of September 2003 and December 2003. The warrant will terminate on December 31, 2003. The Company will recognize expense over the period the advertising will be performed. The expense will be determined using the Black-Scholes Option Pricing model with the following assumptions: volatility 50%, no dividend yield, risk free interest rate of 4%, and expected lives ranging from three months to 18 months.

        In April 2002, the board of directors increased the number of authorized shares of common and preferred stock to 100,000,000 and 8,200,000, respectively, and declared a 4 for 3 stock split for all classes of stock. The stockholders approved the resolution, and on June 17, 2002, the Company amended its articles of incorporation. All share and per share amounts have been restated to reflect the effects of the transaction.

(6) Significant Customers

        Revenue earned from significant customers is as follows:

		Three months ended June 30,		Six months ended June 30,
	Year ended December 31, 2001
		2001	2002	2001	2002
		(Unaudited)		(Unaudited)
Customer A	—	—	56%	—	33%
Customer B	29%	—	25%	—	15%
Customer C	15%	—	—	37%	—
Customer D	—	—	—	—	18%
Customer E	—	—	—	—	10%

        At December 31, 2001 and June 30, 2002, receivables from these customers represented 61% and 81%, respectively, of total receivables.

(7) Related Party Transactions

        The Company receives professional services from a firm in which a director is a partner. Fees paid were $283,785 and $260,190 for the three months ended June 30, 2001 and 2002, respectively, and $387,582 and $399,969 for the six months ended June 30, 2001 and 2002, respectively. In addition, a Director and Stockholder of the Company is an officer in a company with which HealtheTech has entered into a product sales agreement. HealtheTech recognized approximately $1.0 million in revenue from this company for the six months ended June 30, 2002.

        In May 2002, the Company's CEO and founder assigned patent rights to the Company in exchange for the right to receive a cash payment of $1,750,000 upon the earlier of (i) the closing of the Company's initial public offering or (ii) January 2003. In addition, to the extent the Company develops products incorporating technologies covered by the patent rights, it must pay royalties initially at 3% of revenue received from the sale of such products, and then at declining percentages based on pre-determined thresholds, but not to exceed $6,000,000.

(8) Subsequent Events

        On July 17, 2002, the Company closed its initial public offering of 4,000,000 shares of its common stock at a price to the public of $7.50 per share, all of which shares were issued and sold by the Company. Upon the closing of the initial public offering, all issued and outstanding shares of Series A preferred stock, Series B preferred stock and Series C preferred stock, less the repurchase of 133,333 shares of Series B preferred stock at a price of $6.53 per share, were converted into 8,007,959 shares of common stock.

        Immediately prior to the closing of the offering, the Company's CEO and founder exercised a warrant to purchase 266,666 shares of common stock for approximately $275,000.

        Upon the closing of the offering, the Company paid its CEO and founder $1,750,000 for a patent assignment as discussed in Note 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our registration statement on Form S-1 (File No. 333-86076). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations that our revenue will be generated primarily through strategic partnerships and distribution alliances; our expectation that revenue from the sale of our disposables will increase as a percentage of total revenue as the installed base of our monitoring devices increases; our expectation that we will recognize higher margins on our disposals and software products as compared to our health monitoring devices; our expectation that our gross margins will improve over time as product volume increases and high-margin disposals become a greater percentage of our total revenue; our expectation that in the near future we will increase our selling, general and administrative expenditures as we grow our products sales and incur costs associated with operating a public company; our expectation that we will record certain amounts of deferred compensation as expense during the remainder of 2002, 2003 and 2004; our expectation that research and development expenses will grow in absolute dollars as we bring new applications of our sensor-based health monitoring devices to market, and as we continually expand the capabilities of our software products such as BalanceLog; our belief that advertising and tradeshow expenses may increase significantly in future periods; our expectation that general and administrative costs will continue to grow due to increased use of more contractors and consultants for telephonic infrastructure, recruiting, investor relations and computer systems projects and due to an increase in legal expenses; our expectation that general and administrative cost will continue to grow due to increased legal, insurance, audit, and investor relations expenses typical of a publicly-traded company; our expectation that we will continue to invest in sales and marketing programs and customer support infrastructure; our expectation that we will continue to make additions to property and equipment; and, our belief that that existing cash and cash equivalents together with funds generated from operations should be sufficient to meet operating requirements over the next 12 months.

        These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Risk Factors," identify important factors that could cause actual results to differ materially from those anticipated in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse changes in general economic conditions in the U.S. and internationally, including adverse changes in the specific markets for our products, adverse business conditions, adverse changes in customer order patterns, inability to successfully manage inventory levels, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

        All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

        HealtheTech, Inc. (the "Company") was incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement and monitoring of important health parameters.

        Since our inception, our principal activities have involved developing our products, forming distributor and strategic partner relationships, and more recently, marketing our initial products. We received FDA 510(k) clearance in January 2002 to market MedGem for the measurement of oxygen uptake in clinical and research applications. BodyGem, which we promote for non-medical weight management applications, was introduced on a limited basis in February 2001, with a full-scale commercial launch in November 2001. Our BalanceLog software application, which can be used as a stand-alone weight management program or in conjunction with BodyGem, was commercially launched in November 2001.

        We derive revenue from the sale of our health monitoring devices, our single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through strategic partnerships and distribution alliances. Our sales strategy is to establish relationships with at least one large, prominent company in each channel that already possesses the sales, marketing and distribution capabilities needed to reach our end users. We currently have alliances with HEALTHSOUTH Corporation and VIASYS Healthcare Inc. for distribution of MedGem into the medical market, Nature's Sunshine Products, Inc. for distribution of BodyGem measurement services into the home measurement market, Bally Total Fitness for sales of BodyGem measurement services in the commercial fitness market, US Wellness, Inc. for distribution of BodyGem measurement services into the retail pharmacy and diagnostic markets, and Microlife Corporation for distribution of BodyGem into the retail pharmacy market in Europe and the medical, weight management and fitness markets in Taiwan. We have obtained CE Marking approval and are in the process of obtaining various other international approvals in order to commercially distribute our products in new international markets.

        We recognize revenue from the sale of our products upon shipment to the distributor or customer. We offer products with warranty periods of up to 15 months. We provide limited warranties on our software products for 90 days from date of purchase. To date, our product revenue has been primarily from the sales of our health monitoring devices and software. In the future, we expect that revenue from the sale of disposables will increase as a percentage of total revenue as the installed base of our monitoring devices increases.

        We pay royalties to third-parties to license various sensor technologies that are used in our health monitoring devices. These royalty expenses are included in our costs of revenue. In general, we pay the greater of minimum royalty amounts or a percentage of revenue to these third-parties in order to maintain exclusivity in specified fields of use through the life of the patents covering the licensed technologies.

        We currently outsource the manufacturing, testing and packaging of our health monitoring devices and disposable products. We pay our contract manufacturers a negotiated price, inclusive of labor, material, overhead and profit, for the products that they manufacture. Generally, we pay for products as they are completed and move into finished goods inventory. In some circumstances, if we reschedule purchase orders placed with our manufacturers, we may be liable for restocking fees or may be required to purchase surplus inventory at the manufacturer. Cost of revenue consists primarily of purchases of products from our contract manufacturing partners, royalties and costs of our manufacturing liaison group. We anticipate that we will recognize higher margins on our disposables and software products as compared to our health monitoring devices. We anticipate that our gross margins will improve over time as product volume increases and higher-margin disposables become a greater percentage of our total revenue.

        Research and development expenses have principally consisted of compensation and other personnel costs, consultant fees, fees paid to outside service providers and clinical and regulatory expenses. Research and development costs are expensed as incurred.

        Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, public relations, advertising and, to a lesser extent, account management and customer training and support. Our sales and marketing strategy is to establish strategic distribution relationships, generate awareness of our products and penetrate and expand the medical therapy, weight management and fitness markets. We anticipate that in the near future we will increase our selling, general and administrative expenditures as we grow our product sales and incur costs associated with operating a public company.

        On April 16, 2001, we acquired Baby-C, Inc. Baby-C distributed educational information and sample products to the child care market. We believed that Baby-C would provide an efficient distribution channel for our software products and drive the use of our other products. At the time Baby-C was acquired, based upon projections provided by the seller, we expected it to be self-supporting from a cash-flow perspective by the end of 2001. However, Baby-C was unable to achieve product distribution as planned, in part due to the cancellation of a major trade show, which resulted in lower than expected revenue. Accordingly, we made the decision to discontinue the operations of Baby-C in the fourth quarter of 2001, shortly after the tradeshow was cancelled. The results of operations have been included in discontinued operations in our consolidated financial statements for the three and six months ended June 30, 2001. As a result of the Baby-C acquisition, we recorded a total of $10.9 million of intangible assets. These intangible assets have been fully written off as of December 31, 2001. The acquisition and discontinuation of Baby-C did not have a material effect on our liquidity and capital resources. We dissolved Baby-C in May 2002.

        We recorded deferred stock-based charges of $4.0 million with respect to stock options that we granted through June 30, 2002. We amortized $1.4 million of the deferred stock-based charges through June 30, 2002 and will ratably amortize the remaining $2.6 million of deferred stock-based charges over the remaining vesting period of the options, which is generally four years from the date of grant. We expect to record expense for deferred compensation as follows: $1.1 million for the remainder of 2002, $0.5 million during 2003, $0.5 million during 2004 and $0.5 million during 2005. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded subsequently lapse or are cancelled.

        We issued a warrant to a consultant in December 2001 that vested in June 2002. The fair value of the warrant approximated $290,000.

Three Months and Six Months Ended June 30, 2002

        Revenue.    Revenue increased $2.9 million to $3.3 million in the quarter ended June 30, 2002 from $0.4 million in the comparable quarter in 2001. The revenue growth was primarily driven by product sales with increased sales of our MedGem and BodyGem health monitoring devices. We sold approximately 1,400 devices and 120,000 single-use disposables in the second quarter of 2002 compared to approximately 130 devices and 10,000 disposables in the second quarter of 2001. Of the 1,400 devices sold in the second quarter of 2002, approximately 60% resulted from the sale of our MedGem product, which received FDA 510(k) clearance in January 2002. Sales of single-use disposables increased in conjunction with the larger number of our health monitoring devices in use. Software and other revenue increased $0.4 million to $0.6 million in the second quarter of 2002, primarily due to the recognition of license fees from a distributor, which accounted for 48% of software and other revenue in the second quarter. Sales of our software products increased 62% in the second quarter of 2002 compared to the prior year quarter, primarily resulting from the release of our BalanceLog software product in late 2001. We also sold HealtheTech-branded personal digital assistants in 2001, which accounted for 27% of software and other revenue in the quarter ended June 30, 2001; we did not sell personal digital assistants in the second quarter of 2002.

        Revenue increased $4.6 million to $5.6 million for the six months ended June 30, 2002 from $1.0 million in the comparable period in 2001. We sold approximately 3,000 health monitoring devices and 210,000 single-use disposables for the six months ended June 30, 2002 compared to approximately 300 health monitoring devices and 21,500 single-use disposables in the comparable period in 2001. Approximately 45% of the 3,000 devices were shipped into the medical channel. Software and other revenue increased $0.1 million to $0.9 million for the six months ended June 30, 2002 from $0.8 million in the comparable period in 2001. Sales of BalanceLog software increased 38% while sales of HealtheTech-branded personal digital assistants decreased 32%.

        Revenue from customers outside the United States accounted for 9% and 15% of total revenue for the three and six months ended June 30, 2002, respectively.

        Cost of Revenue.    Total cost of revenue decreased to 51% of sales in the second quarter of 2002 from 156% of sales in the second quarter of 2001. Total cost of revenue for the six months ended June 30, 2002 decreased to 63% of sales from 105% of sales in the prior period. The reduction in cost of revenue as a percent of sales reflected lower contract production costs for redesigned disposable products and the impact of fixed manufacturing liaison costs and minimum royalty costs being spread over higher production volumes.

        Costs of revenue directly associated with product sales were 53% of product revenue for the second quarter of 2002 and 66% for the six months ended June 30, 2002, compared to 250% and 266% of product revenue for the corresponding periods in 2001. These changes resulted from spreading fixed manufacturing expenses over higher manufacturing volumes. Costs of software and other revenue were 39% and 48% of software and other revenue for the three months and six months ended June 30, 2002, respectively; compared with 91% and 49% for the corresponding periods of 2001. The significant percentage drop between the second-quarter periods resulted from low-margin HealtheTech-branded personal digital assistants (PDAs) being bundled with many software sales in 2001. We sold no PDAs in the second quarter of 2002.

        Research and Development.    Research and development expenses increased $0.2 million, or 16%, to $1.6 million in the quarter ended June 30, 2002 from $1.4 million in the comparable quarter in 2001. Much of the increase reflected increased expenditures for product prototypes and material, clinical studies, and expenses related to our scientific advisory board. This increase was partially offset by a reduction in use of outside contractors and research and development consulting expenses, as more of our research and development is now conducted internally.

        Research and development expenses were $3.0 million in both the first half of 2002 and the first half of 2001.

        We expect research and development expense to grow in absolute dollars as we bring new applications of our sensor-based health monitoring devices to market, and as we continually expand the capabilities of our software products such as BalanceLog.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $0.6 million, or 21%, to $3.1 million in the quarter ended June 30, 2002 from $2.5 million in the comparable quarter of the prior year and increased $0.4 million, or 7%, to $5.5 million for the six months ended June 30, 2002 from $5.1 million for the six months ended June 30, 2001. The primary reasons for the increase in both periods include personnel-related costs, as we continued to expand our executive team and grow our marketing department. We also incurred expense in developing and printing marketing materials for both the domestic and international markets and conducting usability and other website related studies. We continue to spend conservatively on advertising and tradeshow activities, although we expect these categories of expense could increase significantly in future periods. General and administrative costs have increased due to the use of more contractors and consultants in the current period for telephonic infrastructure, recruiting, investor relations and computer systems projects, in addition to increased legal expense. We expect continued growth in general and administrative costs due to increased legal, insurance, audit, and investor relations expenses typical of a publicly-traded company.

        Stock-based Charges.    Stock-based charges increased $1.0 million for the second quarter of 2002 compared to the second quarter of 2001 and increased $1.6 million for the six months ended June 30,

2002 over the comparable period in 2001. The majority of the increase related to issuance of employee stock options. In addition, as a result of a performance-based warrant issued to American Sales & Merchandising in December 2001, we incurred a non-cash charge of approximately $0.3 million for the quarter ended June 30, 2002. We also incurred a charge of approximately $0.1 million for accelerating stock options as part of an employee severance package.

        Interest Income.    Interest income declined 108% in the second quarter of 2002 and declined 21% for the six months ended June 30, 2002 compared to the comparable periods in 2001. These differences are primarily due to interest rate reductions in our money market accounts and commercial paper holdings.

        Loss from Discontinued Operations.    Loss from discontinued operations in the second quarter of 2001 and the six months ended June 30, 2001 reflects the operating activity of our wholly-owned subsidiary Baby-C, in addition to amortization of goodwill and copyrights. All goodwill and copyrights for Baby-C were written off in December 2001.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $13.5 million as of June 30, 2002. Cash used in operating activities was $0.5 million in the first six months of 2002, a decrease of $8.9 million from the first six months of the prior year. The decrease reflects improved accounts receivable collections, receipt of deferred revenue payments for a license fee, and increases in accounts payable and accrued liabilities. For the six months ended June 30, 2001, we were primarily building our inventory. Cash flows from investing activities were $0.2 million in the first six months of 2002, an increase of $4.8 million from the first six months of the prior year, due to the redemption of marketable equity securities offset by purchases of capital equipment and production tooling. During the six months ended June 30, 2001, we purchased $4.5 million in marketable equity securities, which accounted for the majority of the cash flow usage. Cash flows from financing activities were $0.9 million in the first six months of 2002, a decrease of $22.4 million from the first six months of the prior year. Net cash from financing activities for the six months ended June 30, 2002 primarily reflects proceeds from sales of equity securities and exercise of stock options offset by deferred stock offering costs. Net cash from financing activities for the six months ended June 30, 2001 primarily reflects Series C preferred stock financings.

        As of June 30, 2002, we were obligated to pay our CEO and founder $1.75 million for a patent assignment. The obligation was satisfied in July 2002 out of the proceeds from our initial public offering.

        We have no long-term debt. Stockholders' equity at June 30, 2002 was $15.0 million. We expect to continue to invest in sales and marketing programs and customer support infrastructure. We expect that additions to property and equipment will continue, including leasehold improvements to our Golden, Colorado facility, building an environmental test chamber in our Los Gatos, California facility and purchasing computer equipment for headcount growth. Management believes existing cash and cash equivalents together with funds generated from operations should be sufficient to meet operating requirements over the next 12 months.

Critical Accounting Policies and Estimates

        The Company has disclosed in Note 1 to the condensed consolidated financial statements those accounting policies that it considers to be significant in determining its results of operations and its financial position.

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, and warranty obligations. The Company bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, and the results for the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

        The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

        We derive our revenue primarily from the sale of our health monitoring devices, the recurring sale of our single-use disposables and our companion software. Our revenue is recognized in accordance with Statement of Position 97-2, as amended by Statement of Position 98-9. We license our software products on a perpetual basis. We recognize revenue from the sale of our health monitoring devices and single-use disposables upon product shipment and when it is determined that a continuing service obligation no longer exists. We recognize revenue from the sale of our software licenses when persuasive evidence of an arrangement exists, the product is delivered, the price is fixed or determinable and collectibility is probable. For sales of our software product over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis. Delivery generally occurs when the product is delivered to a common carrier. Service revenue, including training, is recognized as services are performed. We offer customers the right to return software products that do not function properly within a limited time after delivery, typically 30 days. We provide limited warranties on our health monitoring devices for 12 to 15 months from date of purchase and on our software products for 90 days from date of purchase.

        Receivables are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our accounts receivable allowance after considering the accounts receivable aging, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

Valuation allowances, specifically sales returns and warranty reserve

        Management makes estimates of potential future product returns and product warranties related to current period product revenue, based on historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Significant differences may result in the amount and timing of our revenue for any period if management made different judgments or used different estimates.

Related party transactions

        We periodically enter into transactions with individuals or entities who are considered to be related parties. Our policy is to enter into these transactions on terms consistent with those that had been, or would be, granted to unrelated parties.

Risk Factors

        If any of the events covered by the following risks occur, our business, results of operations and financial condition could be harmed. In that case, the trading price of our common stock could decline.

Risk Factors as to Our Business

Our brief operating history makes it difficult to evaluate our prospects and the merits of investing in our common stock.

        We were incorporated in February 1998. Through November 2001, we were primarily engaged in the research and development of our initial products. We commenced shipment of our health monitoring devices in 2001 and entered our first significant distribution agreement in August 2001. As a result of our limited operating history, we have a limited amount of financial data that you can use to evaluate our business. Moreover, the revenue and profitability potential of our markets are unproven. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in new and developing markets. We may not successfully address these risks, and our business strategy may not prove successful.

We recorded only $9.1 million in revenue since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

        Since our inception through June 30, 2002, we recorded only $9.1 million in revenue, of which only $7.8 million was from products we currently sell. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the Food and Drug Administration, or FDA, marketing clearance process for MedGem, the growth of our organizational resources and other activities. As of June 30, 2002, we had an accumulated deficit of $55.3 million.

        We expect that our expenses will continue to increase significantly as we, among other things:

  •
  increase deployment of our recently launched MedGem and BodyGem products;

  •
  increase our research and development efforts, including possible additional clinical trials, to improve our existing products and develop new products;

  •
  increase our infrastructure and headcount in order to support our anticipated growth; and

  •
  expand our domestic and international marketing, advertising and sales activities.

        We may not generate a sufficient level of revenue to offset these expenditures, and we may be unable to adjust spending in a timely manner to respond to any failure to increase our revenue. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We expect our future financial results to fluctuate significantly, and a failure to increase our revenue or achieve profitability may disappoint securities analysts or investors and result in a decline in our stock price.

        We believe that period-to-period comparisons of our historical results of operations are not meaningful and are not a good predictor of our future performance. We expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our product offerings and increase sales into different markets. Our revenue, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

  •
  market acceptance of our recently launched MedGem, BodyGem and software products;

  •
  the ability of our distributors and strategic partners to penetrate our target markets;

  •
  the amount and mix of health monitoring devices, disposable products and software sold by us or our strategic partners and distributors;

  •
  our ability to develop new products and introduce enhancements to our existing products on a timely basis and to obtain any required regulatory clearances or approvals for those products;

  •
  the success of new product introductions, sales and marketing efforts and pricing changes by our competitors;

  •
  unanticipated delays in production by our third-party contract manufacturers caused by insufficient capacity or delays in the availability of components;

  •
  changes in the amount or timing of product orders; and

  •
  our ability to expand our operations, and the amount and timing of expenditures to expand our operations, including costs related to acquisitions of technologies and businesses.

        We forecast the volume and timing of orders for our products for operational planning and in some cases we become liable for procurement costs based on these forecasts. These forecasts, however, are based on many factors and subjective judgments, and they may be inaccurate. In particular, because of our limited operating history, we do not have meaningful historical information to predict demand for our products, and trends that may emerge, in the various markets into which we sell and plan to sell our products. Moreover, because most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels in any particular period. As a result of the foregoing factors, it is likely that in some future quarters or years, our operating results will fall below the expectations of securities analysts or investors, causing our share price to decline.

If our customers or distributors purchase products in excess of current demand, our revenue may unexpectedly decline in future periods, which may disappoint securities analysts and investors and result in a decline in our stock price.

        We recognize revenue when we have shipped our products to customers or distributors. These customers or distributors may make purchases well in advance of the actual resale, deployment or use of our products, particularly in the case of their initial purchases of our products, or may make purchases in excess of current requirements to take advantage of volume discounts. Additionally, some customers or distributors have exclusive rights in a particular market if they meet contractual minimum purchase requirements and may make purchases in excess of actual demand in order to maintain that exclusivity. Our revenue could decline in future periods if our customers and distributors develop a supply of our products that is in excess of their demand. Moreover, our revenue may not be indicative of the number of health monitoring devices in use or the number of disposables used in a particular period. Consequently, our historical operating results may not provide any indication of the number of health monitoring devices and disposables that may be purchased or used in future periods.

We have very limited product offerings from which we expect to derive substantially all of our future revenue. If demand for our limited number of products fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenue to achieve profitability.

        We derive substantially all of our revenue from the sale of MedGem and BodyGem, disposables and software. We only recently obtained FDA clearance to market MedGem and accordingly did not derive any of our revenue from the sale of MedGem prior to that time. We expect that revenue from the sale of MedGem and BodyGem, disposables and our BalanceLog software will account for substantially all of our revenue for the foreseeable future. In particular, we expect disposable sales to comprise a larger portion of revenue over time. The limited development and sales of our product line makes our future prospects difficult to predict. If the anticipated demand for our products fails to develop, our ability to generate revenue and achieve profitability would be significantly harmed. In particular, the failure to sell sufficient quantities of MedGem and BodyGem would not only directly affect revenue but would also significantly harm our ability to generate recurring revenue from the sale of our disposables and may limit sales of software products.

The failure of our customers to adhere to single-use labeling restrictions for our disposable facemasks and mouthpieces would significantly limit our ability to generate recurring revenue.

        Our disposable products used with MedGem were cleared by the FDA for single-use only and the labeling states that a new disposable mouthpiece or facemask be used each time our MedGem is used. We also label and contractually require our distributors and strategic partners to use a new disposable each time the BodyGem is used. We anticipate that a significant portion of our future revenue will be derived from the use of a new disposable each time our health monitoring devices are used. If customers do not adhere to our single-use labeling instructions, or if customers use disposables acquired from third parties, our ability to generate recurring revenue would be significantly harmed, our operating results may suffer and we may incur significant costs in developing future versions of our product that provide for alternative means to track and charge for usage. We may not successfully develop these alternative means.

If we cannot convince healthcare professionals, wellness advisors and their patients and clients of the importance of measuring metabolism for nutrition monitoring, weight management and fitness applications and of the benefits of our products, we will not be able to increase our revenue and our operating results would suffer.

        Our products, which have only recently been launched, have achieved limited adoption in their target markets and our ability to sell to customers and distributors in these markets is unproven. Consequently, there is limited information upon which to evaluate whether a significant number of potential customers will purchase our solutions to replace or supplement their current methods for nutrition monitoring and weight management. As part of our strategy, we will be required to educate healthcare professionals and wellness advisors as to the importance of measuring metabolism for nutrition monitoring, weight management and other applications. However, these practitioners may view existing tools, such as estimates of resting metabolic rate, as adequate for their needs. Patients and clients may also view present methods of nutrition monitoring and weight management, including self-administered weight-loss regimens, commercial weight loss programs and pharmaceuticals, as adequate without the need for the additional benefits provided by our products. Additionally, as part of our FDA clearance of MedGem, we are required to set forth in our labeling the formula used to estimate resting metabolic rate and a discussion on how the calculation may affect the accuracy of the resting metabolic rate measurement. If we cannot convince practitioners, patients and clients that accurately measuring metabolism is important for nutrition monitoring, weight management and other applications and that our solution is superior to current tools, we will be unable to increase or sustain revenue.

The commercial weight management and fitness markets are characterized by short-lived trends and we may not experience increased demand for our products, or any increase in demand may be short-lived.

        Due in part to the difficulty of weight management and fitness improvement and the regular introduction of new weight management or fitness products and regimens, many products sold in the weight management and fitness markets have short product lifecycles. The weight management and fitness markets are characterized by fads and short-lived trends driven by factors such as short-term success, perceived efficacy and marketing campaigns. Weight management and fitness improvement can be difficult, and many people abandon weight loss and fitness regimens due to factors unrelated to the effectiveness of the regimen. We have not conducted trials or other tests to demonstrate that the HealtheTech system is effective in helping people to lose weight or improve their fitness. Sales of BodyGem and our disposables will suffer and our revenue and results of operations will be harmed if we and our strategic partners are not able to convince end-users that the measurement of resting metabolic rate will effectively and efficiently help their weight management or fitness efforts, or if people who use our products do not meet their weight goals.

We currently rely on a limited number of distributors for the sale of MedGem and BodyGem into the medical markets and, to a lesser extent, other target markets. If these distributors are not successful selling our products, or if we are unable to establish additional distributor arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

        We expect to rely primarily upon distributors and their sales forces to sell MedGem into the medical market and to increasingly rely upon distributors and their sales forces to sell BodyGem into the retail pharmacy, weight management, fitness and other target markets. We currently have only three distributors, HEALTHSOUTH Corporation, VIASYS Healthcare Inc. and Microlife Corporation, for the distribution of our products into the worldwide medical market. Our reliance on distributors subjects us to many risks, including risks related to their inventory levels and support for our products. If any of our distributors attempt to reduce their inventory levels or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively affected. As is generally the case with our current distribution agreements, we anticipate that our future distribution agreements will allow our distributors to reduce or discontinue purchases of our products with short notice. Further, distributors may not recommend, or continue to recommend, our products. We will rely heavily upon our distributors for the sales and marketing activities that we believe are critical to the successful sale of our products. However, our distributors may not market or sell our products effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. For example, while we have granted Microlife an exclusive right to sell our products in the retail pharmacy market in Europe, Microlife has limited experience selling into that market. In addition, we intend to attract additional distributors of MedGem in order to increase penetration in the medical and other markets. It may be difficult to increase our distributor base due to current exclusivity arrangements and prospective requests for exclusivity from distributors and other customers. In addition to the exclusive rights we have granted Microlife, we have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and an exclusive right to use MedGem and BodyGem to provide metabolic rate measurement services to organizations such as corporate wellness programs and fitness facilities. If we are unable to maintain successful relationships with our distributors or obtain additional distributors, we will have to devote substantially more resources to the distribution, sales, marketing, implementation and support of our products than we would otherwise and our efforts may not be as effective. The loss of any one or more of our distributors, a reduction in purchases of our products by or through our distributors, the decline of our distributors' business or the inability to increase our third-party distributor base may limit our revenue growth and harm our operating results.

A subsidiary of one of our strategic partners, VIASYS Healthcare Inc., develops, manufactures and markets metabolic carts, which compete with MedGem. One of our directors, Mr. William Ross, is also an officer of VIASYS. If VIASYS decreases or discontinues the sale and distribution of MedGem, either in favor of its metabolic carts or otherwise, or if Mr. Ross' potential conflicts of interest or access to confidential information harm our competitive position relative to VIASYS or otherwise, our revenue and operating results would be harmed.

        We entered into our distribution agreement with VIASYS Healthcare Inc. in August 2001 for the marketing and distribution of MedGem to healthcare professionals in hospitals, nursing facilities, medical clinics and health research settings. VIASYS can discontinue marketing our products at any time or terminate our relationship without cause on 180 days prior written notice. Because a subsidiary of VIASYS also produces and distributes metabolic carts, which are competing products, VIASYS may not market or sell MedGem effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. Failure to sell sufficient quantities of MedGem would not only directly affect revenue, but would also significantly harm our ability to generate recurring revenue from the sale of our disposables and may limit sales of software products. Mr. William Ross, one of our directors, is the Executive Vice President and Chief Operating Officer of VIASYS. As a member of our board of directors, Mr. Ross may gain access to information about us and our business plans, as well as our potential strategic partners and their business plans, which may be relevant to his role at VIASYS and which may compromise our competitive position. This could result in a conflict of interest for Mr. Ross that may harm our ability to compete against VIASYS and our other competitors and could potentially expose both Mr. Ross and us to litigation, which could be costly to us.

Because a small number of customers are likely to account for a substantial portion of our revenue, the loss of any of these customers or the cancellation or deferment of a customer's order could cause our revenue to decline substantially and may result in a decline in our share price.

        We expect that the majority of our revenue will depend on sales of our products to a limited number of customers, which include our strategic partners and our distributors. We intend to establish strategic relationships with large, prominent companies that possess significant sales, marketing and distribution capabilities in each of our targeted medical and non-medical channels. We have only recently entered into contracts with customers that provide for the potential purchase of significant quantities of our products. As a result, we have not had significant working experience with these new customers and it is difficult to predict their purchasing patterns. Many of our contracts with our customers do not contain minimum purchase requirements and any customer may reduce or discontinue purchases of our products at any time. The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers' business may cause our revenue to decline substantially or fall short of our expectations. In addition, because we expect our accounts receivable to be concentrated on a small group of customers, the failure of any of them to pay on a timely basis would reduce our cash flow and negatively affect our operating results.

        We have granted, and may in the future grant, certain of our customers exclusive rights to particular markets. For example, we have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and an exclusive right to use MedGem and BodyGem to provide metabolic rate measurement services to organizations such as corporate wellness programs and fitness facilities. In addition, we have granted Microlife Corporation the exclusive right to sell our products to the retail pharmacy market in Europe and the medical, weight management and fitness markets in Taiwan. Also, Nature's Sunshine Products, Inc. has an exclusive right to purchase our products for resale to their independent distributors who, in turn, may use our products to provide metabolic rate measurement services to consumers for a fee.

These exclusive agreements may limit our ability to add additional customers. If one of these current or future customers fails to adequately promote and sell our products, our sales and penetration into their markets will be adversely affected. Moreover, if any customer that has an exclusive right in a particular market proves to be ineffective, we may not be able to replace that customer for a significant period of time, if at all.

We rely exclusively on Sanmina-SCI Corporation to manufacture and assemble MedGem and BodyGem, and on Sienna Corporation to provide inventory management, warehousing and order fulfillment services. If they are unable to perform any of these services on a timely and cost-effective basis, our revenue, profitability and stock price could be harmed and our reputation and brand may suffer.

        We currently rely exclusively on Sanmina-SCI Corporation, a third-party contract manufacturer and assembler, to procure component parts for MedGem and BodyGem and to assemble, test and package MedGem and BodyGem at its facility in San Jose, California. Sanmina is currently in the process of establishing a second manufacturing and assembly site in Sweden. Our reliance on a single third-party manufacturer exposes us to the following significant risks outside our control:

  •
  increases in manufacturing, testing and associated costs;

  •
  potential reductions in manufacturing yields;

  •
  lack of adequate capacity to support current and future requirements;

  •
  maintenance of inventory controls;

  •
  failure to comply with FDA or other applicable regulatory requirements; and

  •
  interruptions, delays or other problems in production or shipments.

        We entered into our agreement with Sanmina in April 2001. As a result, we have not had significant working experience with Sanmina and therefore cannot predict whether Sanmina will be able to produce MedGem and BodyGem at acceptable cost and quantity levels, and in a timely manner. In particular, Sanmina may not be able to improve or maintain the efficiency and quality of its services when it is required to manufacture larger quantities of our health monitoring devices or meet FDA or other regulatory requirements. If Sanmina is unable to meet our requirements, we may be unable to cost effectively provide our customers with sufficient quantities of MedGem and BodyGem devices on a timely basis and our devices may contain defects. If there is any problem with Sanmina's services, our reputation and brand may suffer. We may also lose current and prospective customers and experience a higher rate of product returns due to manufacturing issues, which would harm our revenue and profitability.

        Our agreement with Sanmina terminates in April 2004 and may be terminated by Sanmina with cause with 60 days notice. If Sanmina were to stop manufacturing our device, we may be unable to replace the lost manufacturing capacity on a timely or cost-effective basis, and we could suffer significant disruption in operations, delays in product shipments, a decrease in revenue and an increase in costs. If Sanmina were to seek to change the terms under which they manufacture and assemble for us, our manufacturing and assembly costs could increase and our profitability could suffer.

        We also outsource our inventory management, warehousing and order fulfillment process to Sienna Corporation, based in San Jose, California, under an agreement signed in March 2002. If Sienna does not perform our inventory management, warehousing and order fulfillment functions adequately, product shipments could be delayed and our customer relationships could be harmed. In addition, the loss of Sienna's services would cause a significant disruption in operations and delays in product shipments and would harm our financial results while we obtained a replacement distribution logistics subcontractor.

We purchase one of our key components, an oxygen sensor, from a sole source. If this source fails to satisfy our supply requirements on a timely basis, we may lose sales and experience increased component costs and our customer relationships may be harmed.

        We currently purchase the oxygen sensor component of our health monitoring devices from a sole source, Sensors for Medicine and Science, Inc. If we are unable to obtain a sufficient supply of oxygen sensors from this source, or if we experience any interruption in the supply of this component, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternate components. For example, we had to modify the original design of MedGem and BodyGem as a result of our inability to obtain adequate supplies of capacitors that the design required. Any resulting delays or reductions in product shipments could affect our ability to meet scheduled product deliveries to customers, damage customer relationships and limit our ability to enter into new customer relationships. We may also be subject to increases in component costs, which would adversely affect our gross margins.

Our health monitoring devices and our software products may contain unknown errors or defects, which could result in rejection of our products and damage to our reputation, as well as lost revenue, diverted development resources and increased service costs and warranty claims.

        Our MedGem and BodyGem devices and our nutrition and weight management software products incorporate complex technologies. In the future, we must develop our hardware and software products quickly to keep pace with the rapidly changing requirements of our customers. Products as complex as ours can contain undetected errors or defects, especially when first introduced or when new models or versions are released. For instance, in July 2001 we discovered a defect in BodyGem related to our oxygen sensor calibration algorithm and stopped shipment of BodyGem. We spent four months working to correct the defect, and in November 2001 we shipped replacement devices to all of our customers and resumed shipments of the device. We estimate that the direct cost to correct this defect was approximately $187,000. We also suffered damage to our reputation, lost revenue and had to divert development resources. If any of our products in the future contain errors or defects, it could result in product recalls, the rejection of our products, damage to our reputation, lost revenue, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business.

If we fail to maintain necessary FDA or other regulatory clearance for the marketing and sale of MedGem or if we fail to obtain or maintain necessary FDA or other regulatory clearance or approvals for the marketing and sale of any other medical devices that we may develop in the future, or if clearances or approvals are delayed, we will be unable to commercially distribute and market those medical devices in the United States or abroad.

        MedGem is a medical device that is subject to extensive regulation in the United States and in foreign countries where we do business. In January 2002, we obtained FDA clearance through the premarket notification provisions of Section 510(k) of the Federal Food, Drug and Cosmetic Act to market MedGem for the measurement of oxygen consumption in clinical and research applications. The FDA also allows our device to display resting metabolic rate, which the device calculates from the measurement of oxygen consumption and an internal device algorithm. We have obtained CE Marking approval and are in the process of obtaining various other international approvals in order to commercially distribute our products in new international markets, as more fully described in "Business—Government Regulation—International Regulation." We may no longer be able to sell MedGem if safety or effectiveness problems develop. Furthermore, unless an exemption applies, before we can sell a new medical device in the United States, we must obtain either 510(k) clearance or premarket approval from the FDA. Complying with the FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties. The FDA's

510(k) clearance process usually takes from three to twelve months after the date we submit the application and it is received and filed by the FDA, but may take significantly longer. The alternative premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years after we submit the application and it is received and filed by the FDA or even longer. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining domestic and foreign regulatory clearances or approvals, if required, could adversely affect our revenue and profitability. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include recalling products, ceasing product marketing and paying significant fines and penalties, which could limit product sales, delay product shipment and adversely affect our profitability. Please see "Business—Government Regulation" for a more detailed discussion of the regulations that govern our medical devices and industry.

Modifications to MedGem may require a new 510(k) clearance or premarket approval or require us to cease marketing or recall the modified device until these clearances or approvals are obtained.

        Although we have not modified any aspect of MedGem since receiving our FDA 510(k) clearance in January 2002, we may make modifications to MedGem in the future. Any modification to an FDA cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance. While the manufacturer makes this determination in the first instance, the FDA can review any such decision and may disagree with a decision not to seek new clearance and require a new 510(k) clearance. In addition, the FDA may impose significant regulatory fines or penalties for marketing the modified product. If we need to seek 510(k) clearance for any modifications to a previously cleared product, we may be required to cease marketing until we obtain this clearance.

If our third-party manufacturer or we fail to comply with the FDA's Quality System regulation with respect to MedGem and any other medical devices that we may produce in the future, our manufacturing operations could be delayed, and our MedGem product sales and our profitability could suffer.

        The manufacturing processes used by Sanmina-SCI Corporation, the third-party manufacturer of our devices, are required to comply with the FDA's Quality System regulation, which covers the methods and documentation of the testing, production, control, quality assurance, labeling, packaging, complaint-handling, storage and shipping of MedGem. The FDA's Quality System regulation will also cover any other medical devices that we or our contract manufacturer may produce in the future. The FDA enforces the Quality System regulation through periodic inspections, some of which may be unannounced, which we have yet to undergo. If our third-party manufacturer or we fail a Quality System inspection, our operations could be disrupted and our manufacturing delayed. If we, or our third-party manufacturer, fail to comply with the Quality System regulations, we or our third-party manufacturer could face various enforcement actions, which could include a shutdown of the manufacturing line at our third-party manufacturer and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers must also remain in compliance with applicable regulatory requirements. If our third-party manufacturer or component suppliers do not conform to applicable regulations, we may be required to find alternative manufacturers or component suppliers, which could be a long and costly process and which could significantly harm our ability to deliver products to our customers on a timely basis.

Our MedGem device and any other medical devices that we may produce in the future are subject to product recalls even after receiving FDA clearance or approval. Product recalls would harm our reputation and result in increased costs, either of which could harm our operating results.

        The FDA and similar governmental authorities in other countries have the authority to require the recall of our medical products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Any recall of a product would divert managerial and financial resources, harm our reputation with customers and harm our operating results.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

        We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, license agreements, confidentiality agreements and other measures to protect our proprietary technology and intellectual property. Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, in the United States and in other countries. We have twelve issued United States patents, nine issued foreign patents and 92 pending United States and foreign patent applications. We also have exclusive licenses to patents and other intellectual property rights of the companies that supply us with the oxygen sensor and the air flow application specific integrated circuits used in MedGem and BodyGem. Subject to our payment of minimum royalties, the licenses provide us with rights to use the patented technology in the field of our products for the life of the patents. We intend to rely on our portfolio of issued patents and pending patent applications in the United States and in other countries and our patent licenses to protect a portion of our intellectual property and our competitive position. However, our patents and any licensed patents may not protect or address critical aspects of the technology incorporated in our present and future products. Moreover, intellectual property laws and legal agreements afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patents and the patents that we license may be challenged, invalidated or circumvented by third-parties, and these patents may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. Our patent applications, including those already allowed and those patent applications covered under licenses, may not be issued as patents in a form that will be advantageous to us.

        In addition, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by our employees, consultants, partners or other persons. Our confidentiality agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information and adequate remedies may not exist if unauthorized use or disclosure were to occur. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and result in a substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

If we infringe the patents or proprietary rights of other parties, our ability to grow our business will be severely limited.

        Extensive litigation and related administrative proceedings regarding disputes over patents and other intellectual property rights are common in the medical device and software industries. In addition, major medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage. Although we have not been sued for infringement of another party's patent in the past, we may be the subject of patent or other litigation in the future. From time to time, we may receive letters from third parties drawing our attention to their patent rights. Third-parties may claim that we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert a significant amount of time and attention of our management. A court may decide that we are infringing a third-party's patents and may order us to cease the infringing activity. An adverse determination could put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third-parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be significantly harmed. The court could also order us to pay damages for the infringement. These damages could be substantial and could harm our business, financial condition and operating results. While we do not believe that we infringe any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware.

We license or sublicense key technology from third-parties. If necessary licenses or sublicenses of technology are terminated or become unavailable or too expensive, or if licensors or sublicensors fail to prosecute and enforce patents licensed to us, our competitive position and our product offering will suffer.

        We license or sublicense from third-party suppliers several key technologies incorporated or to be incorporated in our health monitoring devices, such as oxygen sensor technology from Sensors for Medicine and Science and air flow application specific integrated circuits from ndd Medizintechnik AG. We do not own the patents that underlie these licenses or sublicenses. We may be required to license or sublicense technology from other third-party suppliers to enable us to develop new products or to modify our existing products. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our licensors' valid and enforceable ownership of the underlying technology as well as their abiding by the terms of those licenses. Moreover, because oxygen sensor and other technologies that are important to our health monitoring devices are sublicensed to us, our rights to use these technologies and employ the inventions claimed in the sublicensed patents are subject to our or our sublicensor abiding by the terms of their agreement with the original licensor. In addition, we do not control the prosecution of the patents to which we hold licenses or sublicenses. In many cases we do not control the strategy for determining when any patents to which we hold licenses should be enforced. Instead, we rely upon our licensors to determine the appropriate strategy for prosecuting and enforcing those patents. We may face competition in our attempts to renew or obtain new licenses, which may result in increased costs, limited or nonexclusive rights or our inability to renew or obtain licenses. If we are unable to renew or obtain any license that we need, if any license is terminated, or if the underlying patents to our licenses are declared invalid or are otherwise impaired, we could be required to obtain substitute technology of lower quality or at greater cost, which could seriously impair our ability to sell our products and harm our operating results.

If we lose our key personnel or are unable to attract and retain additional key personnel and scientific staff, we may be unable to pursue business opportunities or develop new products.

        Our future success depends in large part upon attracting and retaining key technical, sales, marketing and senior management personnel. The loss of the services of any of our key employees, particularly if lost to competitors, may significantly delay or prevent the achievement of our product development and other business objectives and may adversely affect our strategic direction. In particular, the services of James Mault, our chief executive officer, and Noel Johnson, our president and chief operating officer, would be difficult to replace. Our employees may terminate their employment with us at any time. In addition, other than a policy we have obtained for Dr. Mault, we do not maintain key person life insurance for any of our personnel. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified and skilled personnel. Despite the downturn in the economy, there are a limited number of qualified technical, sales, marketing and senior management personnel and there is significant competition for these personnel, especially in Silicon Valley where our research and development facility is located. We may be unable to attract and retain personnel with the qualifications necessary for the further development of our business. We have in the past experienced difficulty in recruiting and retaining personnel with appropriate qualifications, particularly in technical areas. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to execute on our business plan.

We expect to grow rapidly, and our failure to effectively manage this growth could harm our business.

        We intend to expand our operations and pursue market opportunities domestically and internationally to grow our customer base. To accommodate anticipated growth and expansion, we will be required to:

  •
  manage our existing relationships and enter into new relationships with suppliers, distributors, customers and other service providers;

  •
  improve existing and implement new operational, financial and managerial systems, procedures and controls;

  •
  manage multiple, concurrent product development projects; and

  •
  hire, train, manage, motivate and retain qualified personnel, particularly for research and development and sales and marketing.

        These measures will place a significant burden on our management and internal resources and may increase our costs and decrease our margins. Moreover, if we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, our business will suffer.

Our business exposes us to risks of product liability claims, and we may incur substantial expenses that exceed our insurance coverage if we are sued for product liability.

        Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of health monitoring products. For example, our products may generate a false measurement, or false reports based on those measurements, which may then be incorrectly used as a basis for medical care or weight management. We may be held liable if any product we develop or any product that uses or incorporates any of our technologies causes injury or is otherwise found unsuitable. While we have product liability insurance, it may not be sufficient in amount or scope to provide us with adequate coverage against all potential liabilities, and we may not be able to maintain or increase this insurance as necessary, either cost-effectively or at all. A product liability claim in excess of our insurance coverage would have to be paid out of cash reserves and would harm our reputation in the industry. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and damage to our reputation. These costs would have the effect of increasing our expenses and could harm our business.

We may have warranty claims that exceed our reserves.

        BodyGem and MedGem carry up to a 15 month warranty against defects in materials and workmanship. Under our product warranty, we replaced approximately 100 BodyGem devices during 2001 to correct an algorithm defect. We have established reserves for the liability associated with product warranties. However, any unforeseen warranty claims could adversely affect our operating results.

We face risks related to our international operations, including the need to obtain necessary foreign regulatory clearance or approvals.

        We have committed resources to expanding our international sales channels. Our efforts to expand and develop international sales channels may not be successful. Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. We have obtained CE Marking approval and are in the process of obtaining various other international approvals in order to commercially distribute our products in new international markets. In addition, exports of medical devices from the United States are regulated by the FDA. Complying with international regulatory requirements can be an expensive, time-consuming process and approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such clearances or approvals may differ from FDA requirements. We may be unable to obtain regulatory clearances or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receipt of necessary clearances or approvals to market our products outside the United States, or if we fail to receive those clearances or approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. International sales are subject to a number of risks, including:

  •
  export license requirements, tariffs and taxes and other barriers;
  •
  longer payment cycles;
  •
  difficulties in collecting accounts receivable;
  •
  currency fluctuations;
  •
  difficulties in staffing and managing international operations; and
  •
  political and economic instability.

        We do not know if foreign markets for our products will develop.

Failure to raise additional capital or to generate the significant capital necessary to expand our operations and invest in new products and technologies could reduce our ability to compete and to take advantage of market opportunities and could result in lower revenue.

        We expect to expend significant capital to develop products and technologies and expand our operations. These initiatives may require us to raise additional capital from public and private stock offerings, borrowings under lease lines, lines of credit or other sources. Although we believe that the net proceeds from our initial public offering which closed on July 17, 2002, our cash reserves and any cash flows from operations should be sufficient to fund our working capital and capital expenditure needs for at least the next twelve months, we may consume available resources more rapidly than anticipated. Our limiting operating history makes it difficult to predict whether these funds will be sufficient to finance our anticipated requirements. We may need to raise additional funds if our estimates of revenue or if our working capital or capital expenditure requirements change or prove inaccurate, if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities.

        We may not be able to raise additional funds when needed, or on acceptable terms, or at all. If adequate funds are not available on a timely basis, we may not be able to, among other things:

  •
  develop, enhance or commercialize our products and technologies;
  •
  acquire new technologies, products or businesses;
  •
  expand our operations, in the United States or internationally;
  •
  hire, train and retain employees; or

  •
  respond to competitive pressures or unanticipated capital requirements.

        Our failure to do any of these things could result in lower revenue and could seriously harm our business. Moreover, if additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests.

Most of our research, development and product engineering operations directed to our health monitoring devices are currently conducted at a single location in California, and a disaster at this facility could result in a prolonged interruption of our business.

        We currently conduct most of our scientific, product engineering and research and development activities directed to our health monitoring devices at a single location in Los Gatos, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, could cause substantial delays in our operations, cause us to incur additional expenses and damage or destroy equipment and inventory. Our insurance may not be adequate to cover our losses in any particular case. In addition, our health monitoring devices are assembled at a single facility of Sanmina-SCI Corporation and are distributed from Sienna Corporation's distribution facilities, both of which are located in San Jose, California. Our disposables are also produced at a single facility located in San Jose, California. These facilities are subject to the same risk of loss due to earthquake, fire, flood or other natural disaster.

Acquisitions of new companies or technologies may result in disruptions to our business and strain management resources due to difficulties in assimilating personnel and operations.

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, we may in the future acquire third-party businesses, products or technologies instead of developing them ourselves. We do not know whether we will be able to complete any acquisitions, whether any acquisition would prove beneficial to us, or whether we will be able to successfully assimilate the operations, products and personnel of the acquired business and train, retain and motivate key personnel from the acquired business. In addition, certain acquisitions may not prove to be successful to our business. For example, in April 2001, we acquired Baby-C, Inc., a company which distributed educational information and sample products to the child care market. In the fourth quarter of 2001 we made the decision to discontinue the operations of Baby-C. Acquisitions, and integrating any business, product or technology we acquire, could be expensive and time consuming, disrupt our ongoing business and distract our management and other key personnel. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

If the security of our website is compromised, our reputation could suffer and customers may not be willing to use our Internet services, which could cause our revenue to decline.

        We retain confidential patient and client information that is logged using our software products through the Internet. Despite our efforts to protect the integrity of our healthetech.com site, a party may be able to circumvent our security measures and could misappropriate personal information or cause interruptions in our operations and damage our reputation. Any such action could decrease the willingness of our customers and end-users to use our online services. We may be required to spend significant amounts and allocate other resources to protect against security breaches or to alleviate problems caused by these breaches. In addition, we may be subject to laws regarding the confidentiality of patient and client information. Violations of these laws may result in fines or other criminal or civil penalties, which could adversely affect our operating results and harm our business.

Risks Related to Our Industry

The expense of using our products may not be subject to reimbursement by Medicare, Medicaid or third-party payors, such as health insurance companies. Even if a procedure including our products may be covered, any adverse changes in reimbursement procedures by Medicare, Medicaid or other third-party payors for procedures that include our products may limit our ability to market and sell MedGem.

        Healthcare providers generally receive reimbursement from third-party payors, principally private insurance companies, Medicare and Medicaid, for the cost of services rendered to their patients. Over time, health care providers could expect to receive reimbursement for procedures using medical devices sufficient to cover the initial cost of the medical devices, such as MedGem. However, the use of our products is not currently expressly approved for reimbursement by third-party payors for all medical uses. However, we believe that the cost of some of the services or procedures in which our devices may be used may be eligible for third-party reimbursements. For example, in January 2002, the Centers for Medicare and Medicaid Services approved the use of Medicare reimbursement codes for registered dietitians who provide medical nutrition therapy, which includes nutritional diagnosis, therapy and counseling, for purposes of managing diabetes or kidney disease. However, reimbursement for medical procedures is subject to substantial restriction and scrutiny both in the United States and in international markets. Because MedGem did not receive FDA clearance until January 2002 and we did not commence shipment until the end of January 2002, MedGem has not been available long enough for us to evaluate the success that healthcare providers will have in securing reimbursement for its use. Moreover, Medicare and other third-party payors are increasingly scrutinizing whether to cover new procedures and the level of reimbursement for covered services. Third-party reimbursement and coverage for services including MedGem measurements may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis. The lack of third-party payor coverage or the inadequacy of reimbursement could reduce our revenue and harm our operating results.

        International market acceptance of health monitoring devices may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.

If we fail to develop and introduce new products and services rapidly and successfully, we will not be able to compete effectively and our ability to generate revenue will suffer.

        The markets for medical devices and software are subject to rapid technological innovation. Our future success depends on our ability to develop and introduce new or enhanced products that satisfy the needs of our end-user customers, and obtain regulatory clearance or approval on those products, if needed. The development of new products and services can be very difficult and requires high levels of innovation and research and development expenditures. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services quickly, we will be unable to introduce new products and services into the market on a timely basis, if at all. For example, our current MedGem and BodyGem devices took several years to develop. In addition, our software products will require periodic updates to remain competitive in the market. If we are unsuccessful at developing and introducing new products, software and services that are appealing to end users, we would not be able to compete effectively, our ability to generate revenue would suffer and our business and operating results would be seriously harmed.

We face competition from competitors with greater resources, and competition from personal health technology companies and fitness, nutrition and weight management software companies could increase, which may make it more difficult for us to achieve any significant market penetration.

        The markets for our products are competitive and subject to rapid technological change. Certain of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, sales, distribution and other resources than we do. These competitors may, among other things, be able to undertake more extensive research and development, adopt more aggressive marketing and pricing strategies, obtain more favorable pricing from suppliers and manufacturers and make more attractive offers to distribution partners than we can. In addition, some healthcare professionals and wellness advisors will continue to use existing methodologies, such as the Harris-Benedict equation and other formulas used to estimate metabolic rate, to derive metabolic rate estimates.

        Our current and potential competitors include:

  •
  companies that develop, manufacture or market metabolic carts and other devices traditionally used to derive metabolic rates, such as SensorMedics Corporation, a subsidiary of VIASYS Healthcare, Medical Graphics Corporation and Puritan Bennett Ltd., a subsidiary of Tyco International;
  •
  companies that develop, manufacture or market more portable metabolic monitors, such as KORR Medical Technologies, Medical Graphics Corporation, SensorMedics Corporation, a subsidiary of VIASYS Healthcare, P.K. Morgan Ltd. and COSMED S.r.l.; and
  •
  companies with significant expertise and resources in developing software applications that track nutritional and caloric information and are targeted at consumers, such as DietMaster Systems, Inc., NutriCounter, Inc. and Vivonic.

        In addition we may also compete with pharmaceutical companies, commercial weight management companies, producers of fitness products and equipment, and other providers of alternative solutions to weight management and fitness. New or different products or methods of weight management, fitness and nutrition monitoring are continually being introduced. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be significantly harmed. We may not be able to successfully compete against the numerous companies in our target markets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

PART II. OTHER INFORMATION

Item 1. Litigation

        The lawsuit filed in April 1998 by Northwest Nutritional Medicine Clinic, PS, a professional services corporation, and certain of its principals and employees against Softcare, Inc., a company we acquired in March 2000, and other co-defendants was dismissed on June 18, 2002.

Item 2. Changes in Securities and Use of Proceeds

        Changes in Securities.    During the period covered by this report, (1) we granted stock options to purchase 539,268 shares of our common stock to our employees and directors under our 1998 Stock Option Plan (the "Plan") at an exercise price of $7.50 per share; (2) we approved the granting of stock options to purchase 903,191 shares of our common stock to our employees, directors and consultants under the Plan at an exercise price per share equal to our initial public offering price; (3) we issued and sold an aggregate of 5,941 shares of our common stock to employees pursuant to exercises of stock options under the Plan for an aggregate consideration of $13,796.00; (4) a warrant to purchase 171,849 shares of our common stock at exercise price of $7.50 issued to American Sales and Merchandising, LLC became fully vested; and, (5) we agreed that, after the closing of our initial public offering, we would issue a warrant to HEALTHSOUTH Corporation to purchase shares of our common stock equal to 10% of the outstanding shares on a fully-diluted basis at an exercise price per share equal to our initial public offering price. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act, or on Section 4(2) of the Securities Act.

        Use of Proceeds.    On July 12, 2002, the initial public offering of our common stock, $0.001 par value, commenced trading on the Nasdaq National Stock Market. The managing underwriters were UBS Warburg LLC, Credit Suisse First Boston Corporation, William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-86076) that was declared effective by the Securities and Exchange Commission on July 12, 2002. All of the 4,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $7.50 per share. All of the shares of common stock sold in the offering were sold by us. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement which closing occurred on July 17, 2002. The aggregate gross proceeds, before expenses, from the shares of common stock sold by us was $30 million. The net proceeds to us from the offering was approximately $25.9 million after deducting $2.1 million in underwriting discounts and commissions and an estimated $2.0 million in other expenses incurred in connection with the offering.

        Upon the closing of the offering, we paid $1.75 million out of the proceeds of the offering to James R. Mault, our Chairman of the Board, Chief Executive Officer and a 10% stockholder, as partial consideration for the sale and assignment of patent rights by Dr. Mault to us.

        No other amounts of the proceeds from the offering were paid, directly or indirectly, to any other of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We invested the remaining proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

Item 4. Submission of Matters to a Vote of Security Holders

        In June 2002, our stockholders consented to the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of our Amended and

Restated Certificate of Incorporation to effect a stock split prior to our initial public offering and to increase the authorized shares of our common stock, (2) the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering, (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering, (4) the approval of the form of indemnification agreement to be entered into by certain of our officers and directors, (5) the approval and adoption of our 2002 Stock Plan to become effective upon the closing of our initial public offering, (6) the approval and adoption of our 2002 Director Stock Plan to become effective upon the closing of our initial public offering, and (7) the approval and adoption of our 2002 Employee Stock Purchase Plan to become effective upon the closing of our initial public offering. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. A total of 6,410,009 shares of our common stock out of 7,318,158 shares issued and outstanding, and a total of 6,451,299 shares of our preferred stock out of 8,007,959 shares issued and outstanding, voting together, voted in favor of these matters.

        In June 2002, the holders of our preferred stock consented to the conversion of all the then-outstanding shares of our preferred stock into common stock on a one-for-one basis effective upon the closing of our initial public offering. This action was effected pursuant to an action by written consent of the holders of our preferred stock in compliance with Section 228 of the Delaware General Corporation Law. A total of 647,995 shares of our Series A preferred stock out of 807,993 shares issued and outstanding; a total of 359,996 shares of our Series B preferred stock out of 533,327 shares issued and outstanding; and, a total of 5,473,311 shares of our Series C preferred stock out of 6,666,639 shares issued and outstanding, voting separately, voted in favor of this matter.

Item 5.    Other Information

        On July 1, 2002, we entered into a letter agreement with DeWayne Youngberg to serve as our Vice President, General Counsel, at a monthly salary of $15,417 effective July 8, 2002. The agreement provides that Mr. Youngberg's employment is at will and may be terminated at any time with or without cause. Under the agreement, he was granted an option to purchase 100,000 shares of our common stock at an exercise price of $7.50 per share under our 2002 Stock Plan. Mr. Youngberg is subject to confidentiality and invention assignment requirements under his employment agreement. In July 2002, Mr. Youngberg also executed a change of control agreement, which entitles him to accelerated vesting of all stock options and shares of restricted stock upon involuntary termination of employment with the Company within eighteen months of a change of control of the Company. Under the change of control agreement, Mr. Youngberg is also entitled to one year's severance pay and benefits following such involuntary termination.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of registrant.*
3.2	Amended and Restated Bylaws of registrant.*
4.1	Form of registrant's common stock certificate.*
4.2	Sixth Amended and Restated Investor Rights Agreement, as amended, dated June 21, 2001, between the registrant and the parties named therein.*
4.3	Amendment No. 1 to the Sixth Amended and Restated Investor Rights Agreement, dated June 11, 2002, between the registrant and the parties named therein.*

4.4	Warrant to Purchase Shares of Common Stock issuable by the registrant to HEALTHSOUTH Corporation.*
4.5	Amendment No. 2 to the Sixth Amended and Restated Investor Rights Agreement, dated June 12, 2002, between the registrant and the parties named therein.*
4.6	Amendment No. 3 to the Sixth Amended and Restated Investor Rights Agreement, dated June 28, 2002, between the registrant and the parties named therein.*
4.7	Warrant to Purchase Shares of Common Stock issuable by the registrant to American Sales & Merchandising, LLC.*
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2	1998 Stock Plan.*
10.3	2002 Stock Plan and related agreements.*
10.4	2002 Employee Stock Purchase Plan and related agreements.*
10.5	2002 Director Option Plan and related agreements.*
10.6	Standard Office Lease, dated October 2, 2000, between the registrant and New Genesee Land Company, LLC, as amended on January 24, 2001.*
10.7	Office Lease, dated April 24, 2000, between the registrant and Gatito Enterprises Joint Venture.*
10.8	Lease Agreement, dated April 17, 2000, between the registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone.*
10.9	Assignment Agreement, dated May 22, 2002, between the registrant and James R. Mault, M.D.*
10.10†	License Agreement, dated August 17, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.11	Amendment No.1 to License Agreement, dated October 30, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.12	Amendment and Supplement to License Agreement, dated March 31, 2000, between the registrant and Sensors for Medicine and Science, Inc.*
10.13†	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.*
10.14†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.15†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.16†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the registrant and Sanmina Corporation.*
10.17†	International Distribution Agreement, dated August 1, 2001, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.*

10.18†	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature's Sunshine Products, Inc.*
10.19†	United States Sales and Distribution Agreement, dated December 21, 2001, between the registrant and US Wellness, Inc.*
10.20	Purchase Agreement, dated March 6, 2002, between the registrant and Piranha Plastics, LLC.*
10.21	Purchase Agreement, dated March 6, 2002, between the registrant and Sienna Corporation.*
10.22†	International Distribution Agreement, dated March 19, 2002, between the registrant and Microlife Corporation.*
10.23†	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.*
10.24	Employment Offer Letter, executed on April 23, 2000, between the registrant and James R. Mault.*
10.25	Employment Offer Letter, executed on May 27, 1999, between the registrant and Noel L. Johnson.*
10.26	Employment Offer Letter, executed on February 11, 2002, between the registrant and Stephen E. Webb.*
10.27	Employment Offer Letter, executed on October 2, 2000, between the registrant and Kamal Hamid.*
10.28	Employment Offer Letter, executed on July 26, 2000, between the registrant and Jay T. Kearney.*
10.30	Change of Control Agreement, executed on November 10, 2000, between the registrant and James R. Mault.*
10.31	Change of Control Agreement, executed on November 3, 2000, between the registrant and Noel L. Johnson.*
10.32	Change of Control Agreement, executed on April 1, 2002, between the registrant and Stephen E. Webb.*
10.33	Change of Control Agreement, executed on April 11, 2002, between the registrant and Kamal Hamid.*
10.35	Employment Offer Letter, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.36	Change of Control Agreement, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.37†	Strategic Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.38†	Promotion Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.39	Employment Offer Letter, executed on July 1, 2002, between the registered and DeWayne R. Youngberg.

10.40	Change of Control Agreement, executed on July 8, 2002, between the registrant and DeWayne R. Youngberg.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-86076), as amended, filed with the Securities and Exchange Commission.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)
Report on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August , 2002	HEALTHETECH, INC. (Registrant)
	By:	/s/ JAMES R. MAULT, M.D.
James R. Mault, M.D. Chairman and Chief Executive Officer
	By:	/s/ STEPHEN E. WEBB
Stephen E. Webb Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of registrant.*
3.2	Amended and Restated Bylaws of registrant.*
4.1	Form of registrant's common stock certificate.*
4.2	Sixth Amended and Restated Investor Rights Agreement, as amended, dated June 21, 2001, between the registrant and the parties named therein.*
4.3	Amendment No. 1 to the Sixth Amended and Restated Investor Rights Agreement, dated June 11, 2002, between the registrant and the parties named therein.*
4.4	Warrant to Purchase Shares of Common Stock issuable by the registrant to HEALTHSOUTH Corporation.*
4.5	Amendment No. 2 to the Sixth Amended and Restated Investor Rights Agreement, dated June 12, 2002, between the registrant and the parties named therein.*
4.6	Amendment No. 3 to the Sixth Amended and Restated Investor Rights Agreement, dated June 28, 2002, between the registrant and the parties named therein.*
4.7	Warrant to Purchase Shares of Common Stock issuable by the registrant to American Sales & Merchandising, LLC.*
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2	1998 Stock Plan.*
10.3	2002 Stock Plan and related agreements.*
10.4	2002 Employee Stock Purchase Plan and related agreements.*
10.5	2002 Director Option Plan and related agreements.*
10.6	Standard Office Lease, dated October 2, 2000, between the registrant and New Genesee Land Company, LLC, as amended on January 24, 2001.*
10.7	Office Lease, dated April 24, 2000, between the registrant and Gatito Enterprises Joint Venture.*
10.8	Lease Agreement, dated April 17, 2000, between the registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone.*
10.9	Assignment Agreement, dated May 22, 2002, between the registrant and James R. Mault, M.D.*
10.10†	License Agreement, dated August 17, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.11	Amendment No.1 to License Agreement, dated October 30, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.12	Amendment and Supplement to License Agreement, dated March 31, 2000, between the registrant and Sensors for Medicine and Science, Inc.*
10.13†	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.*
10.14†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*

10.15†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.16†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the registrant and Sanmina Corporation.*
10.17†	International Distribution Agreement, dated August 1, 2001, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.*
10.18†	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature's Sunshine Products, Inc.*
10.19†	United States Sales and Distribution Agreement, dated December 21, 2001, between the registrant and US Wellness, Inc.*
10.20	Purchase Agreement, dated March 6, 2002, between the registrant and Piranha Plastics, LLC.*
10.21	Purchase Agreement, dated March 6, 2002, between the registrant and Sienna Corporation.*
10.22†	International Distribution Agreement, dated March 19, 2002, between the registrant and Microlife Corporation.*
10.23†	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.*
10.24	Employment Offer Letter, executed on April 23, 2000, between the registrant and James R. Mault.*
10.25	Employment Offer Letter, executed on May 27, 1999, between the registrant and Noel L. Johnson.*
10.26	Employment Offer Letter, executed on February 11, 2002, between the registrant and Stephen E. Webb.*
10.27	Employment Offer Letter, executed on October 2, 2000, between the registrant and Kamal Hamid.*
10.28	Employment Offer Letter, executed on July 26, 2000, between the registrant and Jay T. Kearney.*
10.30	Change of Control Agreement, executed on November 10, 2000, between the registrant and James R. Mault.*
10.31	Change of Control Agreement, executed on November 3, 2000, between the registrant and Noel L. Johnson.*
10.32	Change of Control Agreement, executed on April 1, 2002, between the registrant and Stephen E. Webb.*
10.33	Change of Control Agreement, executed on April 11, 2002, between the registrant and Kamal Hamid.*
10.35	Employment Offer Letter, executed on April 11, 2002, between the registrant and Scott K. Meyer.*

10.36	Change of Control Agreement, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.37†	Strategic Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.38†	Promotion Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.39	Employment Offer Letter, executed on July 1, 2002, between the registered and DeWayne R. Youngberg.
10.40	Change of Control Agreement, executed on July 8, 2002, between the registrant and DeWayne R. Youngberg.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-86076), as amended, filed with the Securities and Exchange Commission.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.