Form 10-Q
period 2002-09-30
HEALTHETECH INC
filed 2002-10-30
CIK 1141215

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 000-49871

HEALTHETECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0478611 (I.R.S. employer identification no.)
523 Park Point Drive, 3rd Floor, Golden, Colorado (Address of principal executive office)	80401 (Zip code)

Registrant's telephone number, including area code: (303) 526-5085

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 23, 2002, the number of shares outstanding of the registrant's common stock, par value $0.001 per share, was 19,522,173.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,898,164	32,658,743
Receivables, net of allowance of $37,000 in 2001 and 2002	1,267,044	1,830,821
Investments	1,550,992	—
Inventory	2,846,433	2,676,151
Prepaid expenses	688,040	1,178,388
Other current assets	21,046	59,719
Assets held for sale from discontinued operation	54,780	—

Total current assets	19,326,499	38,403,822
Property and equipment, net	2,635,238	2,971,611
Deposits	326,667	265,313
Restricted cash	1,413,872	1,373,507
Intangible assets, net of accumulated amortization of $294,807 and $603,467 in 2001 and 2002, respectively	1,448,178	3,416,577
Other assets	425,294	—

TOTAL ASSETS	$25,575,748	46,430,830

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,090,257	1,262,423
Accrued liabilities	4,909,889	5,817,784
Current portion of note payable to related party	60,000	25,000

Total current liabilities	7,060,146	7,105,207
Other liabilities:
Note payable to related party, less current portion	10,000	—
Deferred revenue	—	1,424,914
Other liabilities	170,784	121,682

Total other liabilities	180,784	1,546,596

Total liabilities	7,240,930	8,651,803
Stockholders' equity:
Common stock, $0.001 par value, 22,666,666 and 100,000,000 shares authorized in 2001 and 2002, respectively, 7,299,272 and 19,520,173 shares issued and outstanding in 2001 and 2002, respectively	7,299	19,520
Preferred stock:
Series A, $0.001 par value, 900,000 and 0 shares authorized, 807,993 and 0 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $1,515,000 in 2001	1,504,799	—
Series B, $0.001 par value, 600,000 and 0 shares authorized, 533,327 and 0 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $4,000,000 in 2001	3,994,286	—
Series C, $0.001 par value, 6,700,000 and 0 shares authorized, 6,279,973 and 0 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $47,100,000 in 2001	46,661,877	—
Deferred stock-based charges	(1,488,082)	(2,031,046)
Additional paid-in capital	15,043,041	98,436,652
Accumulated deficit	(47,388,402)	(58,646,099)

Total stockholders' equity	18,334,818	37,779,027
Commitments and contingencies

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,575,748	46,430,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenue:
Product sales	$75,973	4,381,481	338,599	9,090,111
Software and other	118,610	883,180	891,161	1,808,190

Total revenue	194,583	5,264,661	1,229,760	10,898,301
Cost of revenue:
Product sales	515,963	1,958,000	1,213,335	5,059,553
Software and other	41,452	164,650	418,998	616,836
Stock-based charges	6,216	5,342	16,322	13,557

Total cost of revenue	563,631	2,127,992	1,648,655	5,689,946

Gross profit (loss)	(369,048)	3,136,669	(418,895)	5,208,355
Operating expenses:
Research and development, excluding $23,105, $61,018, $41,798 and $184,259 of stock-based charges for the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, respectively	1,770,524	1,720,564	4,797,545	4,725,705
Selling, general and administrative, excluding $2,305, $814,412, $8,507 and $2,340,915 of stock-based charges for the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, respectively	3,320,008	4,024,940	8,438,200	9,480,948
Stock-based charges	25,410	875,430	50,305	2,525,174

Total operating expenses	5,115,942	6,620,934	13,286,050	16,731,827

Loss from operations	(5,484,990)	(3,484,265)	(13,704,945)	(11,523,472)
Interest income	187,209	136,657	361,307	274,143
Interest expense	(3,627)	(2,500)	(3,627)	(8,368)

Loss from continuing operations	(5,301,408)	(3,350,108)	(13,347,265)	(11,257,697)
Loss from discontinued operations, including $16,383 and $29,739 of stock-based charges for the three and nine months ended September 30, 2001	(1,088,820)	—	(1,627,920)	—

Net loss	$(6,390,228)	(3,350,108)	(14,975,185)	(11,257,697)

Loss per common share:
Basic and diluted loss per common share:
Continuing operations	$(0.73)	(0.19)	(1.99)	(1.04)
Discontinued operations	(0.15)	—	(0.24)	—

Net loss	$(0.88)	(0.19)	(2.23)	(1.04)

Basic and diluted weighted average number of shares outstanding	7,292,810	17,978,508	6,720,914	10,866,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2001	Nine months ended September 30, 2002
Cash flows from operating activities:
Net loss	$(14,975,185)	(11,257,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,719,217	1,366,642
Loss on sale of assets	—	125,076
Compensation and stock-based charges related to the issuance and modification of stock options and warrants	98,816	2,538,731
Allowance for doubtful accounts	—	53,000
Change in assets and liabilities net of effects of acquisitions:
Receivables	161,804	(616,777)
Inventory	(896,166)	132,792
Prepaid expenses and other current assets	475,539	(529,021)
Deposits and restricted cash	(250,403)	527,013
Accounts payable	(412,591)	(827,834)
Accrued and other liabilities	497,807	858,793
Deferred revenue	—	1,424,914

Net cash used in operating activities	(13,581,162)	(6,204,368)
Cash flows from investing activities:
Purchase of office equipment, software and leasehold improvements	(1,141,176)	(1,473,724)
Purchase of marketable securities	(2,542,928)	—
Sale of marketable securities	—	1,550,992
Purchase of intangible assets	(135,047)	(2,277,059)
Proceeds from the sale of assets	214,884	46,563
Payments made in business acquisition, net of cash acquired	90,812	—

Net cash used in investing activities	(3,513,455)	(2,153,228)
Cash flows from financing activities:
Payments on note payable	(30,000)	(45,000)
Exercise of common stock warrant	—	274,985
Repurchase of preferred stock	—	(870,664)
Proceeds from preferred stock offering, net	25,594,718	2,891,933
Proceeds from common stock offering, net	—	25,679,959
Proceeds from common stock option exercises	17,006	186,962

Net cash provided by financing activities	25,581,724	28,118,175

Net increase in cash and cash equivalents	8,487,107	19,760,579
Cash and cash equivalents, beginning of period	4,706,627	12,898,164

Cash and cash equivalents, end of period	$13,193,734	32,658,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHETECH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Convertible preferred stock
	Common stock		Series A		Series B		Series C
									Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2001	5,839,600	5,839	807,993	1,504,799	533,327	3,994,286	2,261,327	16,922,159	1,741,383	—	(16,094,199)	8,074,267
Common stock issued in Baby-C acquisition	1,446,525	1,447	—	—	—	—	—	—	10,847,413	—	—	10,848,860
Common stock options issued for services	—	—	—	—	—	—	—	—	4,900	—	—	4,900
Exercise of common stock options for cash	13,147	13	—	—	—	—	—	—	29,073	—	—	29,086
Fair value of common stock options issued in acquisition	—	—	—	—	—	—	—	—	447,720	—	—	447,720
Issuance of common stock options at less than fair value	—	—	—	—	—	—	—	—	1,733,899	(1,733,899)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	245,817	—	245,817
Common stock option modification	—	—	—	—	—	—	—	—	123,365	—	—	123,365
Series C convertible preferred stock issued for cash, net of $400,282 issuance costs	—	—	—	—	—	—	4,018,646	29,739,718	—	—	—	29,739,718
Warrants issued for services	—	—	—	—	—	—	—	—	115,288	—	—	115,288
Net loss	—	—	—	—	—	—	—	—	—	—	(31,294,203)	(31,294,203)

Balances at December 31, 2001	7,299,272	7,299	807,993	1,504,799	533,327	3,994,286	6,279,973	46,661,877	15,043,041	(1,488,082)	(47,388,402)	18,334,818
Exercise of common stock options for cash	79,609	80	—	—	—	—	—	—	186,882	—	—	186,962
Series C preferred stock issued for cash, net of issuance costs	—	—	—	—	—	—	386,666	2,891,933	—	—	—	2,891,933
Increase in value of options previously issued for services	—	—	—	—	—	—	—	—	26,602	—	—	26,602
Issuance of common options at less than fair value	—	—	—	—	—	—	—	—	2,314,883	(2,314,883)	—	—
Amortization of deferred stock-based charges	—	—	—	—	—	—	—	—	—	1,771,919	—	1,771,919
Issuance of warrants for services	—	—	—	—	—	—	—	—	544,336	—	—	544,336
Exercise of warrant for cash	266,666	266	—	—	—	—	—	—	274,719	—	—	274,985
Repurchase of Series B stock	—	—	—	—	(133,333)	(133)	—	—	(870,531)	—	—	(870,664)
Conversion of preferred stock	7,874,626	7,875	(807,993)	(1,504,799)	(399,994)	(3,994,153)	(6,666,639)	(49,553,810)	55,044,887	—	—	—
Modification of stock options	—	—	—	—	—	—	—	—	195,874	—	—	195,874
Common stock issued for cash	4,000,000	4,000	—	—	—	—	—	—	25,675,959	—	—	25,679,959
Net loss	—	—	—	—	—	—	—	—	—	—	(11,257,697)	(11,257,697)

Balances at September 30, 2002	19,520,173	$19,520	—	$—	—	$—	—	$—	$98,436,652	$(2,031,046)	$(58,646,099)	$37,779,027

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

        The Company prepared the unaudited consolidated financial statements included in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to these rules and regulations. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's registration statement on Form S-1 as filed with the SEC.

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

        The Company's condensed consolidated financial statements are based on several significant estimates, including the reserve for warranty obligations, provision for excess and obsolete inventory, and the selection of estimated useful lives of long-lived assets.

        The accompanying condensed consolidated financial statements include the accounts of HealtheTech, Inc. and its wholly-owned subsidiary since the date of formation or acquisition, as described in Note 2. All intercompany balances and transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents and Restricted Cash

        All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represents amounts the Company has pledged related to deposits on leases for office space and equipment.

  (c) Investments

        Investments of $1,550,992 at December 31, 2001, consisted of a mutual fund with investments in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale. As the securities are marked to market daily, it is impractical for the Company to differentiate between the components of other comprehensive income and operations, and such amounts are insignificant to the consolidated financial statements. There were no investments at September 30, 2002.

  (d) Inventory

        Inventory is stated at the lower of cost or market and consists of purchased items or finished goods that were manufactured for the Company by contract manufacturers. Cost is determined using standard costs, which approximates the first-in, first-out method. The Company is contractually required to purchase from a manufacturer raw materials and work-in-process that this manufacturer has purchased or processed based on the Company's initial forecasts, but which will not be utilized within 90 days due to subsequently revised forecasts. The Company normally leaves such inventory at the manufacturer, but can request it to be shipped to another location, and bears risk of loss due to obsolescence and other general inventory risk other than pilferage or mishandling by the manufacturer. There is $1,908,084 included in inventory and long term other assets at December 31, 2001 and $712,100 included in inventory as of September 30, 2002, consisting of components in excess of 90-day requirements which the Company has accrued from a contract manufacturer but are expected to be utilized within the next 12 months.

  (e) Property and Equipment

        Property and equipment is recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Repairs and maintenance costs are expensed as incurred.

  (f) Intangible Assets

        Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to ten years.

  (g) Accrued Liabilities

        Accrued liabilities consisted of the following:

	December 31, 2001	September 30, 2002
		(unaudited)
Contract manufacturer	$3,086,150	1,842,191
Sales and marketing services	—	676,178
Compensation	334,708	1,694,837
Consulting and professional services	687,983	737,049
Lease costs	409,440	306,825
Product royalties	198,750	193,082
Other	192,858	367,622

Total	$4,909,889	5,817,784

  (h) Deferred Revenue

        Deferred revenue primarily consists of payments received to maintain exclusivity and are recognized ratably over the contract period.

  (i) Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including accounts payable and accrued expenses, approximate fair value because of their short maturities.

  (j) Software Development Costs

        Research and development costs are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

        The Company capitalized $663,990 paid to third parties to develop its website in accordance with EITF 00-2, "Accounting for Web Site Development Costs." These costs are included in property and equipment in the accompanying balance sheets.

        The Company capitalized approximately $24,000 paid to third parties to develop internal use software in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are included in property and equipment in the accompanying balance sheets.

  (k) Revenue

        Revenue from the sale of products is recognized when ownership transfers to the customer or distributor. Software fees are comprised of sales of prepackaged software that can be sold independently or in conjunction with product sales. Software fees are recognized according to the criteria of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Revenue is recognized upon execution of a license agreement or written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the receivable is probable. Software sales are generally to retail consumers who install the software themselves and pay via credit card prior to shipment. The Company provides support only to assist in installing the software. Service revenue, including training and consulting services, is recognized as services are performed.

        Cost of product revenue consists primarily of purchases of products from contract manufacturers and warranty reserves, in addition to costs of personnel directly related to managing the supply chain and related overhead. Cost of software revenue primarily consists of purchases of product and royalty payments. Additionally, costs of shipping both products and software are included in the applicable cost of revenue.

        The Company provides a 30-day right of return on software sales and a limited warranty on its software products for 90 days from the date of purchase. However, as returns have been insignificant, no reserve has been established. The Company does not provide price protection or right of return on health monitoring devices. The Company provides limited warranties on its devices for a period of 12 to 15 months from the date of purchase and has established a general warranty reserve.

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

        The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. Prior to the Company's initial public offering in July 2002, the fair value of equity instruments was determined by the board of directors. Subsequent to July 2002, fair value is determined by the external equity markets.

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

        At September 30, 2002, the Company has recorded a deferred tax asset primarily consisting of a cumulative net operating loss carryforward for income tax purposes of approximately $40.1 million (unaudited), which expires in various amounts through the year 2022, if not utilized. Due to the uncertainty regarding the utilization of net operating loss carryforwards, the Company has recorded no tax benefit and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

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

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(unaudited)		(unaudited)
Numerator:
Loss from continuing operations	$(5,301,408)	(3,350,108)	(13,347,265)	(11,257,697)
Loss from discontinued operations	(1,088,820)	—	(1,627,920)	—

Net loss	(6,390,228)	(3,350,108)	(14,975,185)	(11,257,697)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	7,290,558	7,318,161	5,839,600	7,299,272
Weighted average number of common equivalent shares issued/converted during the period	2,252	10,660,347	881,314	3,567,723

Denominator for basic and diluted loss per share—weighted average shares	7,292,810	17,978,508	6,720,914	10,866,995

Loss per share—basic and diluted:
Continuing operations	$(0.73)	(0.19)	(1.99)	(1.04)
Discontinued operations	(0.15)	—	(0.24)	—

Net loss	$(0.88)	(0.19)	(2.23)	(1.04)

        For the three and nine months ended September 30, 2001 and 2002, 2,626,866 and 5,907,015, respectively, potential common stock equivalents consisting of options and warrants were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(2) Acquisition

        On April 16, 2001, the Company issued 1,446,525 shares of common stock and 86,804 options to purchase common stock in exchange for all of the outstanding common stock of Baby-C, a provider of instructional and promotional products to the juvenile products market. Total consideration was

$11,341,441, of which $10,869,369 was attributable to the purchase of intangible assets. The Company made the decision to discontinue the operations of Baby-C in the fourth quarter of 2001, and the intangible assets were fully written off as of December 31, 2001. The results of operations have been included in discontinued operations in our consolidated financial statements for the three and nine months ended September 30, 2001.

(3) Property and Equipment

        Property and equipment consist of the following:

	December 31, 2001	September 30, 2002	Estimated useful life
		(unaudited)
Furniture and fixtures	$329,765	396,916	60 months
Computer equipment	1,078,243	1,262,707	36 months
Development tools	762,029	801,913	18 months
Leasehold improvements	703,720	788,202	60 months
Purchased software	566,639	738,263	36 months
Capitalized website	—	663,990	15 months
Capital projects in process	—	107,366

	3,440,396	4,759,357
Less accumulated depreciation and amortization	(805,158)	(1,787,746)

Total property and equipment	$2,635,238	2,971,611

(4) Warrants

        In September 2002, the Company issued a fully vested warrant to a consultant, who later was appointed to serve as a director of the company, to purchase an aggregate of 76,000 shares of common stock, of which 40,000 shares are exercisable at an exercise price of $7.50 per share expiring on September 26, 2004, and the remaining 36,000 shares are exercisable at an exercise price of $10.00 per share expiring on September 26, 2005. The fair value of the warrant approximated $59,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, risk free interest rates ranging from 2.12% to 2.45% and expected lives of two to three years.

(5) Stockholders' Equity

        In September 2002, the Company accelerated the vesting of a director's options as compensation for his services as a member of the Board of Directors over the last two years. This modification was accounted for under APB 25, as the director resigned his board position and is not providing future services, resulting in a charge to selling, general and administrative expenses of approximately $25,000.

        In July 2002, the Company accelerated vesting of an employee's options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to selling, general and administrative expenses of approximately $22,000.

        In July 2002, the Company closed its initial public offering of 4,000,000 shares of its common stock at a price to the public of $7.50 per share, all of which shares were issued and sold by the Company. Upon the closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, less the repurchase of 133,333 shares of Series B preferred stock at a price of $6.53 per share, were converted into 8,007,959 shares of common stock.

        Immediately prior to the closing of the offering, the Company's Chief Executive Officer and founder exercised a warrant to purchase 266,666 shares of common stock for approximately $275,000.

(6) Significant Customers

        Revenue earned from significant customers is as follows:

		Three months ended September 30,		Nine months ended September 30,
	Year ended December 31, 2001
		2001	2002	2001	2002
		(unaudited)		(unaudited)
Customer A	—	—	69%	—	50%
Customer B	29%	—	7%	—	11%
Customer C	15%	—	—	31%	—
Customer D	—	—	1%	—	10%
Customer E	—	—	13%	—	14%

        At December 31, 2001 and September 30, 2002, receivables from these customers represented 61% and 74%, respectively, of total receivables.

(7) Related Party Transactions

        The Company receives professional services from a firm in which a director is a partner. Fees paid were $98,000 and $214,000 for the three months ended September 30, 2001 and 2002, respectively, and $381,000 and $587,000 for the nine months ended September 30, 2001 and 2002, respectively. In addition, a former director and a stockholder of the Company is an officer in a company with which HealtheTech has entered into a product sales agreement. HealtheTech recognized approximately $1.1 million in revenue from this company for the nine months ended September 30, 2002. The director resigned his position effective October 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of HealtheTech, Inc.'s (referred to herein as the Company, we, us or our) financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in our registration statement on Form S-1 filed with the SEC. The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can identify these statements by forward-looking words such as "may," "will," expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue," or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those Risk Factors mentioned in the discussion below and those described in the "Risk Factors" discussion of our registration statement on Form S-1 filed with the SEC. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

        We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement and monitoring of important health parameters.

        Since our inception, our principal activities have involved developing our products, forming distributor and strategic partner relationships, and more recently, marketing our initial products. We received FDA 510(k) clearance in January 2002 to market MedGem for the measurement of oxygen uptake in clinical and research applications. BodyGem, which we promote for non-medical weight management applications, was introduced on a limited basis in February 2001, with a full-scale commercial launch in November 2001. Our BalanceLog software application, which can be used as a stand-alone weight management program or in conjunction with BodyGem or MedGem, was commercially launched in November 2001.

        We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through strategic partnerships and distribution agreements. Our sales strategy is to establish relationships with at least one large, prominent company in each channel that already possesses the sales, marketing and distribution capabilities needed to reach our end users. We currently have agreements with HEALTHSOUTH Corporation, Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), and SensorMedics Corporation (a subsidiary of VIASYS Healthcare Inc.) for distribution of MedGem into the medical market; Nature's Sunshine Products, Inc. for use or distribution of BodyGem measurement services into the home measurement market; Bally Total Fitness for sales of BodyGem measurement services in the commercial fitness market; US Wellness, Inc. for distribution of BodyGem measurement services into the retail pharmacy and diagnostic markets; SAM'S West, Inc. (a subsidiary of Wal-Mart Stores, Inc.) for the retail distribution of health monitoring and weight loss products and services; and Microlife Corporation for distribution of BodyGem into the retail pharmacy market in Europe and the medical, weight management and fitness markets in Taiwan. We have obtained CE Marking approval and Canadian Medical Device Licensing and from time to time may seek various other international approvals in order to commercially distribute our products in other international markets.

        We recognize revenue from the sale of our products when ownership transfers to our customer or distributor. We offer products with warranty periods of 12 to 15 months from the date of purchase. With certain limited exceptions, we provide limited warranties on our software products for 90 days from the date of purchase. To date, our product revenue has been primarily from the sales of our health monitoring devices and disposables. In the future, we expect that revenue from the sale of disposables will increase as a percentage of total revenue as the installed base of our monitoring devices increases. We also anticipate revenue from our software product sales to increase as a percentage of total revenue as our BalanceLog software product is commercially distributed in the retail channel.

        We pay royalties to third-parties to license various sensor technologies that are used in our health monitoring devices. These royalty expenses are included in our cost of revenue. In general, we pay the greater of minimum royalty amounts or a percentage of product revenue to these third-parties in order to maintain exclusivity in specified fields of use through the terms of the agreements covering the licensed technologies.

        We currently outsource the manufacturing, testing and packaging of our health monitoring devices and disposable products. We pay our contract manufacturers a negotiated price, inclusive of labor, material, overhead and profit, for the products that they manufacture. Generally, we pay for products as they are completed and move into finished goods inventory. In some circumstances, if we reschedule purchase orders placed with our manufacturers, we may be liable for restocking fees or may be required to purchase surplus inventory at the manufacturer. Cost of revenue consists primarily of purchases of products from our contract manufacturing partners, royalties and costs of our manufacturing liaison group. We anticipate that we will recognize higher margins on our disposables and software products as compared to our health monitoring devices. We anticipate that our gross margins will improve over time as product volume increases and higher-margin disposables and software become a greater percentage of our total revenue.

        Research and development expenses have principally consisted of compensation and other personnel costs, consultant fees, fees paid to outside service providers and clinical and regulatory expenses. Research and development costs are expensed as incurred.

        Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, public and investor relations, advertising and, to a lesser extent, account management and customer training and support. Our sales and marketing strategy is to establish strategic distribution relationships, generate awareness of our products and penetrate and expand in the medical nutrition therapy, weight management and fitness markets. We anticipate that in the near future we will increase our selling, general and administrative expenditures as we grow our product sales, expand our marketing and advertising efforts and incur costs associated with operating a public company.

        On April 16, 2001, we acquired Baby-C, Inc. Baby-C distributed educational information and sample products to the child care market. We believed that Baby-C would provide an efficient distribution channel for our software products and drive the use of our other products. At the time Baby-C was acquired, based upon projections provided by the seller, we expected it to be self-supporting from a cash-flow perspective by the end of 2001. However, Baby-C was unable to achieve product distribution as planned, in part due to the cancellation of a major tradeshow, which resulted in lower than expected revenue. Accordingly, we made the decision to discontinue the operations of Baby-C in the fourth quarter of 2001, shortly after the tradeshow was cancelled. The results of operations have been included in discontinued operations in our consolidated financial statements for the three and nine months ended September 30, 2001. As a result of the Baby-C acquisition, we recorded a total of $10.9 million of intangible assets. These intangible assets were fully written off as of December 31, 2001. The acquisition and discontinuation of Baby-C did not have a material effect on our liquidity and capital resources. We dissolved Baby-C in May 2002.

        We recorded deferred stock-based charges of $4.0 million with respect to stock options that we granted through September 30, 2002. We amortized $2.0 million of the deferred stock-based charges through September 30, 2002 and will ratably amortize the remaining $2.0 million of deferred stock-based charges over the remaining vesting period of the options, which is generally four years from the date of grant. We expect to record expense for deferred compensation as follows: $0.5 million for the remainder of 2002, $0.5 million during 2003, $0.5 million during 2004 and $0.5 million during 2005. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded subsequently lapse or are cancelled.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

        Revenue.    Revenue increased $5.1 million to $5.3 million in the quarter ended September 30, 2002 from $0.2 million in the comparable quarter in 2001. The revenue growth was primarily driven by product sales with increased sales of our MedGem health monitoring devices and single-use disposables. We sold approximately 1,500 BodyGem and MedGem devices and over 300,000 single-use disposables in the third quarter of 2002 compared to approximately 25 devices and 11,000 disposables in the third quarter of 2001. Sales of single-use disposables represented 43% of total revenue for the quarter ended September 30, 2002 compared to 27% in the comparable quarter of the prior year. The increase was due to a higher number of health monitoring devices in use and higher shipments of disposables to distributors and partners. Software and other revenue increased $0.8 million to $0.9 million in the third quarter of 2002 from $0.1 million in the comparable quarter of 2001. The increase was primarily due to the recognition of license fees from a distributor, which accounted for 32% of software and other revenue, and sales of our BalanceLog software product, which increased 352% in the third quarter of 2002 compared to the prior year quarter. Sales of software are primarily generated from our website and from resale agreements we have with several of our key customers.

        Revenue increased $9.7 million to $10.9 million for the nine months ended September 30, 2002 from $1.2 million in the comparable period in 2001. We sold approximately 4,400 health monitoring devices and over 500,000 single-use disposables in the nine months ended September 30, 2002 compared to approximately 300 health monitoring devices and 32,000 single-use disposables in the comparable period in 2001. Software and other revenue increased $0.9 million to $1.8 million for the nine months ended September 30, 2002 from $0.9 million in the comparable period in 2001. License fees from a distributor accounted for 34% of total software and other revenue for the nine months ended September 30, 2002. Sales of our software products increased 71% for the nine months ended September 30, 2002 from the comparable period in 2001. The increase resulted from the successful release of our BalanceLog software product in the fourth quarter of 2001.

        Revenue from customers outside the United States accounted for 13% and 14% of total revenue for the three and nine months ended September 30, 2002, respectively.

        Cost of Revenue.    Total cost of revenue decreased to 40% of sales in the third quarter of 2002 from 290% of sales in the third quarter of 2001. Total cost of revenue for the nine months ended September 30, 2002 decreased to 52% of sales from 134% of sales in the comparable period in 2001. The reduction in cost of revenue as a percent of sales reflected lower contract manufacturing costs for redesigned disposable products and the impact of fixed internal manufacturing costs and minimum royalty costs being spread over higher production volumes. In addition, our internal manufacturing costs declined for the quarter ended September 30, 2002 compared to same period in 2001, due to personnel reductions in this group.

        Cost of revenue directly associated with product sales was 45% of product revenue for the third quarter of 2002 and 56% for the nine months ended September 30, 2002, compared to 679% and 358% of product revenue for the corresponding periods in 2001. These changes resulted from spreading fixed manufacturing expenses over higher manufacturing volumes and a reduction in our single-use disposable cost of manufacturing. These savings were somewhat offset by costs of converting certain MedGems and disposable products to conform with CE Marking regulations, and higher costs related to tooling and manufacturing test equipment. Cost of software and other revenue was 19% and 34% of software and other revenue for the three and nine months ended September 30, 2002, respectively, compared with 35% and 47% for the corresponding periods of 2001. The higher percentage costs in 2001 resulted from low-margin HealtheTech-branded personal digital assistants (PDAs) being bundled with certain software sales in 2001. We have not sold a significant number of PDAs in 2002. A license fee from a distributor recorded in 2002, which has no associated cost of sales, also contributed to the margin improvement.

        We anticipate that our cost of revenue as a percent of sales will decrease as the mix of higher-margin disposable products and software increases.

        Research and Development.    Research and development expenses decreased $0.1 million, or 3%, to $1.7 million in the quarter ended September 30, 2002 from $1.8 million in the comparable quarter in 2001 and decreased $0.1 million, or 2%, to $4.7 million for the nine months ended September 30, 2002 from $4.8 million in the comparable period in 2001. Our headcount related to research and development efforts decreased 11% during the last twelve months and we reduced the use of outside consultants.

        We expect research and development expenses to grow in the fourth quarter of 2002 because we have engaged a number of contract software developers to expand the capabilities of our BalanceLog software product, and to continue to grow in the future as we develop new sensor-based health monitoring devices and software and launch clinical studies to support our new products and product applications.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $0.7 million, or 21%, to $4.0 million in the quarter ended September 30, 2002 from $3.3 million in the comparable quarter of the prior year and increased $1.0 million, or 12%, to $9.5 million for the nine months ended September 30, 2002 from $8.4 million for the nine months ended September 30, 2001. The primary reasons for the increase in both periods include personnel-related costs, as we continued to expand our executive team and grow our marketing department. Headcount in these areas increased 23% to 32 employees from September 30, 2001 to September 30, 2002. We also incurred expense in developing and printing marketing materials for both our domestic and international markets and conducting usability and other website related studies for current and future products. We also pay third party commissions on sales to a specific customer in our medical channel. We have engaged marketing agencies that will help us raise awareness in the consumer and medical channels on the importance of measuring metabolism. We anticipate spending up to $5.0 million on planning, production and media placements in the fourth quarter of this year and the first quarter of next year to implement and support this campaign. General and administrative costs have increased due to the use of more contractors and consultants in the current period and for recruiting, investor relations and computer systems projects, in addition to increased legal expenses. We expect continued growth in general and administrative expenses due to increased legal, insurance, audit, and investor relations expenses typical of a publicly-traded company.

        Stock-based Charges.    Stock-based charges increased $0.8 million for the third quarter of 2002 compared to the third quarter of 2001 and increased $2.4 million for the nine months ended September 30, 2002 over the comparable period in 2001. The majority of the increase related to issuance of employee stock options below fair value prior to September 2002.

        Interest Income.    Interest income declined 27% in the third quarter of 2002 and declined 24% for the nine months ended September 30, 2002 compared to the comparable periods in 2001. These differences are primarily due to interest rate reductions in our money market accounts and commercial paper holdings.

        Loss from Discontinued Operations.    Loss from discontinued operations in the third quarter of 2001 and the nine months ended September 30, 2001 reflects the activity of Baby-C, our wholly-owned subsidiary, in addition to amortization of goodwill and copyrights. All goodwill and copyrights for Baby-C were written-off in December 2001. We dissolved Baby-C in May 2002.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $32.7 million at September 30, 2002. Cash used in operating activities was $6.2 million in the first nine months of 2002, compared to $13.6 million in the first nine months of the prior year. The decrease reflects a reduced net loss and receipt of a license fee. Cash used for the nine months ended September 30, 2001 included a $0.9 million increase in inventory, whereas inventory decreased $0.1 million in the same period of 2002. Cash used in investing activities was $2.2 million in the first nine months of 2002, a decrease of $1.4 million from the first nine months of the prior year, due to the redemption of marketable equity securities offset by purchases of capital equipment, production tooling and a payment of $1.75 million to our Chief Executive Officer in connection with a patent assignment. Cash flows from financing activities were $28.1 million in the first nine months of 2002, an increase of $2.5 million from the first nine months of the prior year. Net cash from financing activities for the nine months ended September 30, 2002 primarily reflects proceeds from the sales of equity securities and exercises of stock options offset by stock offering costs. Net cash from financing activities for the nine months ended September 30, 2001 primarily reflects proceeds from the sale of Series C preferred stock.

        We have no long-term debt. Stockholders' equity at September 30, 2002 was $37.8 million. We expect to continue to invest in sales and marketing programs and research and development. We expect that additions to property and equipment will continue, including leasehold improvements to our facility in Golden, Colorado, and the purchase of computer equipment for a growing staff. Management believes existing cash and cash equivalents will be sufficient to meet operating requirements for at least the next 12 months.

Critical Accounting Policies and Estimates

        We have disclosed in Note 1 to our condensed consolidated financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position.

        The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates, including those related to bad debts, inventories and warranty obligations, on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The actual results may differ from these estimates under different assumptions or conditions.

        The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

        We derive our revenue primarily from the sale of our health monitoring devices, the recurring sale of our single-use disposables and our companion software. Our software revenue is recognized in accordance with Statement of Position 97-2, as amended by Statement of Position 98-9. We license our software products on a perpetual basis. We recognize revenue from the sale of our health monitoring devices and single-use disposables upon ownership transfer to the customer and when it is determined that a continuing service obligation no longer exists. We recognize revenue from the sale of our software when persuasive evidence of an arrangement exists, the product is delivered, the price is fixed or determinable and collectibility is probable. For sales of our software over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Delivery generally occurs when the product is delivered to a common carrier. Service revenue, including training, is recognized as services are performed. We offer customers the right to return software products that do not function properly within a limited time after delivery, typically 30 days. We provide limited warranties on our health monitoring devices for a period of 12 to 15 months from the date of purchase and on our software products for 90 days from date of purchase, with certain limited exceptions.

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

Related party transactions

        We periodically enter into transactions with individuals or entities that are considered to be related parties. Our policy is to enter into these transactions on terms consistent with those that have been, or would be, granted to unrelated parties.

Risk Factors

Risks Related to Our Business

Our brief operating history makes it difficult to evaluate our prospects.

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

We recorded only $14.4 million in revenue since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

        Since our inception through September 30, 2002, we recorded only $14.4 million in revenue, of which only $13.1 million was from products we currently sell. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the Food and Drug Administration, or FDA, marketing clearance process for MedGem, the growth of our organizational resources and other activities. As of September 30, 2002, we had an accumulated deficit of $58.6 million.

        We expect that our expenses will continue to increase significantly as we, among other things:

  •
  support our increasing number of clients;

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

We expect our future financial results to fluctuate significantly, and failure to increase our revenue or achieve profitability may disappoint securities analysts or investors and result in a decline in our stock price.

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

  •
  the success of new product introductions, distribution channels including mass retail outlets, sales and marketing efforts and pricing changes by our competitors;

  •
  the success of our proposed launch of the customer awareness program;

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

        We forecast the volume and timing of orders for our products for operational planning and in some cases we become liable for procurement costs based on these forecasts. These forecasts, however, are based on many factors and subjective judgments, and they may be inaccurate. In particular, because of our limited operating history, we do not have meaningful historical information to predict demand for our products, and trends that may emerge, in the various markets into which we sell and plan to sell our products. Moreover, because most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels in any particular period. As a result of the foregoing, our operating results may fall below the expectations of securities analysts or investors in future quarters or years, causing our stock price to decline.

If our customers or distributors purchase products in excess of current demand, our revenue may unexpectedly decline in future periods, which may disappoint securities analysts and investors and result in a decline in our stock price.

        We recognize revenue when ownership transfers to our customers or distributors. These customers or distributors may make purchases well in advance of the actual resale, deployment or use of our products, particularly in the case of their initial purchases of our products, or may make purchases in excess of current requirements to take advantage of volume or price discounts. Additionally, some customers or distributors have exclusive rights in a particular market if they meet contractual minimum purchase requirements and may make purchases in excess of actual demand in order to maintain that exclusivity. Our revenue could decline in future periods if our customers and distributors develop a supply of our products that is in excess of their demand. Moreover, our revenue may not be indicative of the number of health monitoring devices in use or the number of disposables used in a particular period. Consequently, our historical operating results may not provide any indication of the number of health monitoring devices and disposables that may be purchased or used in future periods.

Our strategic partners may experience financial difficulties or undergo organizational changes, which may harm our ability to distribute our products, and could result in a substantial decline in our revenue and overall operating results.

        We expect that a majority of our sales will be made to a limited number of customers, including our strategic partners and distributors. One or more of our strategic partners may experience financial difficulties or undergo organizational changes that could affect their ability or need to purchase our products. Organizational restructurings and financial concerns may cause our strategic partners to substantially reduce the volume of their purchases of our products, or to no longer continue as our distributors. As a result, our ability to effectively distribute our products may be harmed, and we may experience a significant decline in our revenue and overall operating results.

We have very limited product offerings from which we expect to derive substantially all of our future revenue. If demand for our limited number of products fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenue to achieve profitability.

        We derive substantially all of our revenue from the sale of MedGem, BodyGem, disposables and software. In January 2002, we obtained FDA clearance to market MedGem and accordingly did not derive any of our revenue from the sale of MedGem prior to that time. We expect that revenue from the sale of MedGem, BodyGem, disposables and our BalanceLog software will account for substantially all of our revenue for the foreseeable future. In particular, we expect disposable sales to comprise a larger portion of revenue over time. The limited development and sales of our product line makes our future prospects difficult to predict. If the anticipated demand for our products fails to develop, our ability to generate revenue and achieve profitability would be significantly harmed. In particular, the failure to sell sufficient quantities of MedGem and BodyGem would not only directly affect revenue but would also significantly harm our ability to generate recurring revenue from the sale of our disposables and may limit sales of software products.

The failure of our customers to adhere to single-use labeling restrictions for our disposable facemasks and mouthpieces would significantly limit our ability to generate recurring revenue.

        Our disposable products used with MedGem were cleared by the FDA for single-use only and the labeling states that a new disposable mouthpiece or facemask be used each time MedGem is used. We also label and contractually require our distributors and strategic partners to use a new disposable each time BodyGem or MedGem is used. We anticipate that a significant portion of our future revenue will be derived from the use of a new disposable each time our health monitoring devices are used. If customers do not adhere to our single-use labeling instructions, or if customers use disposables acquired from third parties, our ability to generate recurring revenue would be significantly harmed, our operating results may suffer and we may incur significant costs in developing future versions of our product that provide for alternative means to track and charge for usage. We may not successfully develop these alternative means.

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

        Due in part to the difficulty of weight management and fitness improvement and the regular introduction of new weight management or fitness products and regimens, many products sold in the weight management and fitness markets have short product lifecycles. The weight management and fitness markets are characterized by fads and short-lived trends driven by factors such as short-term success, perceived efficacy and marketing campaigns. Weight management and fitness improvement can be difficult, and many people abandon weight loss and fitness regimens due to factors unrelated to the effectiveness of the regimen. We have not conducted trials or other tests to demonstrate to our customers and end-users that our products are effective in helping people lose weight or improve their fitness. Sales of BodyGem and our disposables will suffer and our revenue and results of operations will be harmed if we and our strategic partners are not able to convince end-users that the measurement of resting metabolic rate will effectively and efficiently help their weight management or fitness efforts, or if people who use our products do not meet their weight goals.

We currently rely on a limited number of distributors for the sale of MedGem and BodyGem into the medical markets and, to a lesser extent, other target markets. If these distributors are not successful selling our products, or if we are unable to establish additional distributor arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

        We expect to rely primarily upon distributors and their sales forces to sell MedGem into the medical market and to increasingly rely upon distributors and their sales forces to sell BodyGem into the retail pharmacy, weight management, fitness and other target markets. We currently have a limited number of distributors, such as HEALTHSOUTH Corporation, SensorMedics Corporation, Mead Johnson & Company, Microlife Corporation and Nature's Sunshine for the distribution of our products into global markets. Our reliance on distributors subjects us to many risks, including risks related to their inventory levels and support for our products. If any of our distributors attempt to reduce their inventory levels or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively affected. As is generally the case with our current distribution agreements, we anticipate that our future distribution agreements will allow our distributors to reduce or discontinue purchases of our products with short notice. Further, distributors may not recommend, or continue to recommend, our products. We will rely heavily upon our distributors for the sales and marketing activities that we believe are critical to the successful sale of our products. However, our distributors may not market or sell our products effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. For example, while we have granted Microlife an exclusive right to sell our products in the retail pharmacy market in Europe, Microlife has limited experience selling into that market. In addition, we intend to attract additional distributors of MedGem and BodyGem in order to increase penetration in the medical and other markets. It may be difficult to increase our distributor base due to current exclusivity arrangements and prospective requests for exclusivity from distributors and other customers. In addition to the exclusive rights we have granted Microlife, we have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and an exclusive right to use MedGem and BodyGem to provide metabolic rate measurement services to certain organizations such as corporate wellness programs and fitness facilities. We have also granted to Mead Johnson & Company the exclusive right to sell MedGem and disposables to hospital dieticians and to certain categories of physicians. If we are unable to maintain successful relationships with our distributors or obtain additional distributors, we will have to devote substantially more resources to the distribution, sales, marketing, implementation and support of our products than we would otherwise and our efforts may not be as effective. The loss of any one or more of our distributors, a reduction in purchases of our products by or through our distributors, the decline of our distributors' business or the inability to increase our third-party distributor base may limit our revenue growth and harm our operating results.

One of our strategic partners, SensorMedics Corporation (a subsidiary of VIASYS Healthcare Inc.), develops, manufactures and markets metabolic carts, which compete with MedGem. One of our former directors, Mr. William Ross, is also an officer of VIASYS Healthcare. If SensorMedics decreases or discontinues the sale and distribution of MedGem, either in favor of its metabolic carts or otherwise, or if Mr. Ross' potential conflicts of interest or access to confidential information harm our competitive position relative to SensorMedics or otherwise, our revenue and operating results would be harmed.

        We entered into our distribution agreement with SensorMedics Corporation (a subsidiary of VIASYS Healthcare Inc.) in August 2001 for the marketing and distribution of MedGem to healthcare professionals in hospitals, nursing facilities, medical clinics and health research settings. SensorMedics can discontinue marketing our products at any time or terminate our relationship without cause on 180 days prior written notice. Because SensorMedics also produces and distributes metabolic carts, which are competing products, SensorMedics may not market or sell MedGem effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. Failure to sell sufficient quantities of MedGem would not only directly affect revenue, but would also significantly harm our ability to generate recurring revenue from the sale of our disposables and may limit sales of software products. Mr. William Ross, one of our former directors, is the Executive Vice President and Chief Operating Officer of VIASYS Healthcare. As a former member of our board of directors, Mr. Ross may have gained access to information about us and our business plans, as well as our potential strategic partners and their business plans, which may be relevant to his role at VIASYS Healthcare and which may compromise our competitive position. This may harm our ability to compete against SensorMedics and our other competitors.

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

        We have granted, and may in the future grant, certain of our customers exclusive rights to particular markets. For example, we have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and an exclusive right to use MedGem and BodyGem to provide metabolic rate measurement services to organizations such as corporate wellness programs and fitness facilities. We have amended our agreement with SensorMedics to reduce their non-exclusive distribution rights which enabled us to grant Mead Johnson & Company the exclusive right to sell MedGem and disposables to hospital dieticians and to certain categories of physicians. In addition, we have granted Microlife Corporation the exclusive right to sell our products to the retail pharmacy market in Europe and the medical, weight management and fitness markets in Taiwan. Also, Nature's Sunshine Products, Inc. has an exclusive right to purchase our products for resale to their independent distributors who, in turn, may use our products to provide metabolic rate measurement services to consumers for a fee. These exclusive agreements may limit our ability to add additional customers. If one of these current or future customers fails to adequately promote and sell our products, our sales and penetration into their markets will be adversely affected. Moreover, if any customer that has an exclusive right in a particular market proves to be ineffective, we may not be able to replace that customer for a significant period of time, if at all.

We rely primarily on Sanmina-SCI Corporation to manufacture and assemble MedGem and BodyGem, and on Sienna Corporation to provide inventory management, warehousing and order fulfillment services. If they are unable to perform any of these services on a timely and cost-effective basis, our revenue, profitability and stock price could be harmed and our reputation and brand may suffer.

        We currently rely primarily on Sanmina-SCI Corporation, a third-party contract manufacturer and assembler, to procure component parts for MedGem and BodyGem and to assemble, test and package MedGem and BodyGem at its facility in San Jose, California. Sanmina is currently in the process of establishing a second manufacturing and assembly site in Sweden. Our reliance on a single third-party manufacturer exposes us to the following significant risks outside our control:

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

        Our agreement with Sanmina terminates in April 2004 and may be terminated by Sanmina with cause with 60 days notice. If Sanmina were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely or cost-effective basis, and we could suffer significant disruption in operations, delays in product shipments, a decrease in revenue and an increase in costs. If Sanmina were to seek to change the terms under which it manufactures and assembles for us, our manufacturing and assembly costs could increase and our profitability could suffer.

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

        MedGem is a medical device that is subject to extensive regulation in the United States and in foreign countries where we do business. In January 2002, we obtained FDA clearance through the premarket notification provisions of Section 510(k) of the Federal Food, Drug and Cosmetic Act to market MedGem for the measurement of oxygen consumption in clinical and research applications. The FDA also allows our device to display resting metabolic rate, which the device calculates from the measurement of oxygen consumption and an internal device algorithm. We have obtained International Standards Organization (ISO) certification and CE Marking approval and are in the process of fulfilling various other international requirements in order to commercially distribute our products in new international markets. We may no longer be able to sell MedGem if safety or effectiveness problems develop or if we lose our ISO certification or CE Marking. Furthermore, unless an exemption applies, before we can sell a new medical device in the United States, we must obtain either 510(k) clearance or premarket approval from the FDA. Complying with the FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties. The FDA's 510(k) clearance process usually takes from six to twelve months after the date we submit the application and it is received and filed by the FDA, but may take significantly longer. The alternative premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to six years after we submit the application and it is received and filed by the FDA or even longer. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining domestic and foreign regulatory clearances or approvals, if required, could adversely affect our revenue and profitability. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include recalling products, ceasing product marketing and paying significant fines and penalties, which could limit product sales, delay product shipment and adversely affect our profitability.

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

If our third-party manufacturers or we fail to comply with the FDA's Quality System regulation with respect to MedGem and any other medical devices that we may produce in the future, our manufacturing operations could be delayed, and our MedGem product sales and our profitability could suffer.

        The manufacturing processes used by third-party manufacturers of our MedGem and any other medical devices, including disposables, are required to comply with the FDA's Quality System regulation, which covers the methods and documentation of the testing, production, control, quality assurance, labeling, packaging, complaint-handling, storage and shipping of MedGem. The FDA's

Quality System regulation will also cover any other medical devices that we or our contract manufacturer may produce in the future. The FDA enforces its Quality System regulation through periodic inspections, some of which may be unannounced, which we have yet to undergo. If our third-party manufacturer or we fail the FDA's Quality System inspection, our operations could be disrupted and our manufacturing delayed. If we, or our third-party manufacturer, fail to comply with the FDA's Quality System regulations, we or our third-party manufacturer could face various enforcement actions, which could include a shutdown of the manufacturing line at our third-party manufacturer and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers must also remain in compliance with applicable regulatory requirements. If our third-party manufacturer or component suppliers do not conform to applicable regulations, we may be required to find alternative manufacturers or component suppliers, which could be a long and costly process and which could significantly harm our ability to deliver products to our customers on a timely basis.

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

        We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, license agreements, confidentiality agreements and other measures to protect our proprietary technology and intellectual property. Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, in the United States and in other countries. We have thirteen issued United States patents, eight issued foreign patents and 119 pending United States and foreign patent applications. We also have exclusive licenses to patents and other intellectual property rights of the companies that supply us with the oxygen sensor and the air flow application specific integrated circuits used in MedGem and BodyGem. Subject to our payment of minimum royalties, the licenses provide us with rights to use the patented technology in the field of our products for the life of the patents. We intend to rely on our portfolio of issued patents and pending patent applications in the United States and in other countries and our patent licenses to protect a portion of our intellectual property and our competitive position. However, our patents and any licensed patents may not protect or address critical aspects of the technology incorporated in our present and future products. Moreover, intellectual property laws and legal agreements afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patents and the patents that we license may be challenged, invalidated or circumvented by third-parties, and these patents may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. Our patent applications, including those already allowed and those patent applications covered under licenses, may not be issued as patents in a form that will be advantageous to us.

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

If we lose our key personnel or are unable to attract and retain additional key personnel and scientific staff, we may be unable to pursue business pportunities or develop new products.

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

        BodyGem and MedGem carry warranties for a period of 12 to 15 months from the date of purchase against defects in materials and workmanship. Under our product warranty, we replaced approximately 100 BodyGem devices during 2001 to correct an algorithm defect. Our customer software, such as our BalanceLog product, generally carries a 90-day warranty from the date of purchase. Because we continue to develop new versions of our customer software, we cannot be certain that our customer software will work as designed, or that it won't contain defects that could harm the computer systems of our customers. We have established reserves for the liability associated with product warranties. However, any unforeseen warranty claims could adversely affect our operating results.

We face risks related to our international operations, including the need to maintain ISO certification and CE Marking approval and obtain necessary foreign regulatory clearance or approvals.

        We have committed resources to expanding our international sales channels. Our efforts to expand and develop international sales channels may not be successful. Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. We have obtained ISO certification and CE Marking approval and are in the process of fulfilling various other international requirements in order to commercially distribute our products in new international markets. In order to maintain our ISO certification, we are required to undergo an audit conducted by a European notified body every six months. ISO certification is required to maintain our CE Marking approval to distribute our medical devices outside the United States. If we fail to maintain a quality assurance system we may fail our ISO audit and may lose our ISO certification and CE Marking. In addition, exports of medical devices from the United States are regulated by the FDA. Complying with international regulatory requirements can be an expensive, time-consuming process and approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such clearances or approvals may differ from FDA requirements. We may be unable to obtain regulatory clearances or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals, including ISO certification and CE Marking. If we experience delays in receipt of necessary clearances or approvals to market our products outside the United States, or if we fail to receive or maintain those clearances or approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. International sales are subject to a number of risks, including:

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

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, we may in the future acquire third-party businesses, products or technologies instead of developing them ourselves. We do not know whether we will be able to complete any acquisitions, whether any acquisition would prove beneficial to us, or whether we will be able to successfully assimilate the operations, products and personnel of the acquired business and train, retain and motivate key personnel from the acquired business. In addition, certain acquisitions may not prove to be successful to our business. For example, in April 2001, we acquired Baby-C, Inc., a company which distributed educational information and sample products to the child care market. In the fourth quarter of 2001 we made the decision to discontinue the operations of Baby-C. Acquisitions, and integrating any business, product or technology we acquire, could be expensive and time consuming, disrupt our ongoing business and distract our management and other key personnel. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs of intangible assets.

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

        Healthcare providers generally receive reimbursement from third-party payors, principally private insurance companies, Medicare and Medicaid, for the cost of services rendered to their patients. Over time, health care providers could expect to receive reimbursement for procedures using medical devices sufficient to cover the initial cost of the medical devices, such as MedGem. However, the use of our products is not currently expressly approved for reimbursement by third-party payors for all medical uses and reimbursement for medical procedures is subject to substantial restriction and scrutiny both in the United States and in international markets. Because MedGem did not receive FDA clearance until January 2002 and we did not commence shipment until the end of January 2002, MedGem has not been available long enough for us to evaluate the success that healthcare providers will have in securing reimbursement for its use. Moreover, Medicare and other third-party payors are increasingly scrutinizing whether to cover new procedures and the level of reimbursement for covered services. Third-party reimbursement and coverage for services including MedGem measurements may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis. The lack of third-party payor coverage or the inadequacy of reimbursement could reduce our revenue and harm our operating results.

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

        Our current and potential competitors include:

  •
  companies that develop, manufacture or market metabolic carts and other devices traditionally used to derive metabolic rates, such as SensorMedics Corporation, a subsidiary of VIASYS Healthcare Inc., Medical Graphics Corporation and Puritan Bennett Ltd., a subsidiary of Tyco International;

  •
  companies that develop, manufacture or market more portable metabolic monitors, such as KORR Medical Technologies, Medical Graphics Corporation, SensorMedics Corporation, a subsidiary of VIASYS Healthcare Inc., P.K. Morgan Ltd. and COSMED S.r.l.; and

  •
  companies with significant expertise and resources in developing software applications that track nutritional and caloric information and are targeted at consumers, such as DietMaster Systems, Inc., NutriCounter, Inc. and Vivonic.

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

        Our investment policy requires us to invest funds in excess of current operating requirements. At September 30, 2002, our cash and cash equivalents consisted primarily of money market funds and short-term commercial paper. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of filing of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In the ordinary course of business, we may from time to time become involved in certain legal proceedings. As of the date of this quarterly report, we are not a party to any pending material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

        Changes in Securities.    During the period covered by this report, (1) we issued a warrant to HEALTHSOUTH Corporation to purchase an aggregate of 1,942,200 shares of our common stock at an exercise price of $7.50 per share; (2) we issued and sold an aggregate of 266,666 shares of our common stock to James R. Mault, our Chief Executive Officer, in consideration for $274,986 pursuant to the exercise of a warrant; and (3) we issued a warrant to James W. Dennis, pursuant to the terms of a consulting agreement, to purchase an aggregate of 76,000 shares of our common stock, of which 40,000 are exercisable at an exercise price of $7.50 and the remaining 36,000 shares are exercisable at an exercise price of $10.00 per share. Mr. Dennis was later appointed to serve as a director of the Company. We relied upon Rule 506 under the Securities Act of 1933, as amended (the "Securities Act") and Section 4(2) of the Securities Act, as an exemption from the registration requirements of the Securities Act for these issuances of our stock.

        Use of Proceeds.    On July 12, 2002, the initial public offering of our common stock, $0.001 par value, commenced trading on the Nasdaq National Stock Market. The managing underwriters were UBS Warburg LLC, Credit Suisse First Boston Corporation, William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Inc. The shares of common stock sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-86076) that was declared effective by the SEC on July 12, 2002. All of the 4,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $7.50 per share. All of the shares of common stock sold in the offering were sold by us. The offering did not terminate until after the sale of all of the securities registered on the registration statement, which closing occurred on July 17, 2002. The aggregate gross proceeds were approximately $25.7 million after deducting $2.1 million in underwriting discounts and commissions and an estimated $2.2 million in other expenses incurred in connection with the offering.

        Upon closing of the initial public offering, we paid $1.75 million out of the proceeds of the offering to Dr. Mault, our Chief Executive Officer, as partial consideration for the sale and assignment of patent rights by Dr. Mault to us.

        We plan to spend up to $5 million of the proceeds from the offering to implement and support a marketing campaign expected to be launched in the fourth quarter of this year and the first quarter of next year.

        No other proceeds of the offering were paid, directly or indirectly, to any other of our officers or directors or any of their associates, or to any persons owning 10% or more of our outstanding common stock or to any of our affiliates. We invested the remaining proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of registrant.*
3.2	Amended and Restated Bylaws of registrant.*
4.1	Form of registrant's common stock certificate.*
4.2	Sixth Amended and Restated Investor Rights Agreement, as amended, dated June 21, 2001, between the registrant and the parties named therein.*
4.3	Amendment No. 1 to the Sixth Amended and Restated Investor Rights Agreement, dated June 11, 2002, between the registrant and the parties named therein.*
4.4	Warrant to Purchase Shares of Common Stock issued by the registrant to HEALTHSOUTH Corporation.
4.5	Amendment No. 2 to the Sixth Amended and Restated Investor Rights Agreement, dated June 12, 2002, between the registrant and the parties named therein.*
4.6	Amendment No. 3 to the Sixth Amended and Restated Investor Rights Agreement, dated June 28, 2002, between the registrant and the parties named therein.*
4.7	Warrant to Purchase Shares of Common Stock issued by the registrant to American Sales & Merchandising, LLC.*
4.8	Warrant to Purchase Shares of Common Stock issued by the registrant to James W. Dennis.
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2	1998 Stock Plan.*
10.3	2002 Stock Plan and related agreements.*
10.4	2002 Employee Stock Purchase Plan and related agreements.*
10.5	2002 Director Option Plan and related agreements.*
10.6	Standard Office Lease, dated October 2, 2000, between the registrant and New Genesee Land Company, LLC, as amended on January 24, 2001.*
10.7	Office Lease, dated April 24, 2000, between the registrant and Gatito Enterprises Joint Venture.*
10.8	Lease Agreement, dated April 17, 2000, between the registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone.*
10.9	Assignment Agreement, dated May 22, 2002, between the registrant and James R. Mault, M.D.*
10.10†	License Agreement, dated August 17, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.11	Amendment No.1 to License Agreement, dated October 30, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.12	Amendment and Supplement to License Agreement, dated March 31, 2000, between the registrant and Sensors for Medicine and Science, Inc.*
10.13†	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.*
10.14†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.15†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.16†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the registrant and Sanmina Corporation.*
10.17†	International Distribution Agreement, dated August 1, 2001, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare Inc.*

10.18†	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature's Sunshine Products, Inc.*
10.19†	United States Sales and Distribution Agreement, dated December 21, 2001, between the registrant and US Wellness, Inc.*
10.20	Purchase Agreement, dated March 6, 2002, between the registrant and Piranha Plastics, LLC.*
10.21	Purchase Agreement, dated March 6, 2002, between the registrant and Sienna Corporation.*
10.22†	International Distribution Agreement, dated March 19, 2002, between the registrant and Microlife Corporation.*
10.23†	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.*
10.24	Employment Offer Letter, executed on April 23, 2000, between the registrant and James R. Mault.*
10.25	Employment Offer Letter, executed on May 27, 1999, between the registrant and Noel L. Johnson.*
10.26	Employment Offer Letter, executed on February 11, 2002, between the registrant and Stephen E. Webb.*
10.27	Employment Offer Letter, executed on October 2, 2000, between the registrant and Kamal Hamid.*
10.28	Employment Offer Letter, executed on July 26, 2000, between the registrant and Jay T. Kearney.*
10.30	Change of Control Agreement, executed on November 10, 2000, between the registrant and James R. Mault.*
10.31	Change of Control Agreement, executed on November 3, 2000, between the registrant and Noel L. Johnson.*
10.32	Change of Control Agreement, executed on April 1, 2002, between the registrant and Stephen E. Webb.*
10.33	Change of Control Agreement, executed on April 11, 2002, between the registrant and Kamal Hamid.*
10.35	Employment Offer Letter, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.36	Change of Control Agreement, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.37†	Strategic Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.38†	Promotion Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.39	Employment Offer Letter, executed on July 1, 2002, between the registered and DeWayne R. Youngberg.**
10.40	Change of Control Agreement, executed on July 8, 2002, between the registrant and DeWayne R. Youngberg.**
10.41††	Vendor Agreement, dated June 24, 2002, between the registrant and SAM's West, Inc., as amended on August 6, 2002.
10.42††	Strategic Partnership Agreement, dated August 8, 2002, between the registrant and Mead Johnson & Company, as amended on September 24, 2002.
10.43	Employment Agreement, dated September 13, 2002, between the registrant and James R. Mault.
10.44	Consulting Agreement, dated September 27, 2002, between the registrant and James W. Dennis.

10.45	Amendments to International Distribution Agreement, dated September 26, 2002 and October 29, 2002, respectively, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-86076), as amended, filed with the SEC.

**
Incorporated herein by reference to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

††
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)
Report on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2002	HEALTHETECH, INC. (Registrant)
	By:	/s/ JAMES R. MAULT, M.D. James R. Mault, M.D. Chairman and Chief Executive Officer
	By:	/s/ STEPHEN E. WEBB Stephen E. Webb Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, James R. Mault, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of HealtheTech, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
	By:	/s/ JAMES R. MAULT, M.D. James R. Mault, M.D. Chairman and Chief Executive Officer (Principal Executive Officer)

        I, Stephen E. Webb, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of HealtheTech, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
	By:	/s/ STEPHEN E. WEBB Stephen E. Webb Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of registrant.*
3.2	Amended and Restated Bylaws of registrant.*
4.1	Form of registrant's common stock certificate.*
4.2	Sixth Amended and Restated Investor Rights Agreement, as amended, dated June 21, 2001, between the registrant and the parties named therein.*
4.3	Amendment No. 1 to the Sixth Amended and Restated Investor Rights Agreement, dated June 11, 2002, between the registrant and the parties named therein.*
4.4	Warrant to Purchase Shares of Common Stock issued by the registrant to HEALTHSOUTH Corporation.
4.5	Amendment No. 2 to the Sixth Amended and Restated Investor Rights Agreement, dated June 12, 2002, between the registrant and the parties named therein.*
4.6	Amendment No. 3 to the Sixth Amended and Restated Investor Rights Agreement, dated June 28, 2002, between the registrant and the parties named therein.*
4.7	Warrant to Purchase Shares of Common Stock issued by the registrant to American Sales & Merchandising, LLC.*
4.8	Warrant to Purchase Shares of Common Stock issued by the registrant to James W. Dennis.
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2	1998 Stock Plan.*
10.3	2002 Stock Plan and related agreements.*
10.4	2002 Employee Stock Purchase Plan and related agreements.*
10.5	2002 Director Option Plan and related agreements.*
10.6	Standard Office Lease, dated October 2, 2000, between the registrant and New Genesee Land Company, LLC, as amended on January 24, 2001.*
10.7	Office Lease, dated April 24, 2000, between the registrant and Gatito Enterprises Joint Venture.*
10.8	Lease Agreement, dated April 17, 2000, between the registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone.*
10.9	Assignment Agreement, dated May 22, 2002, between the registrant and James R. Mault, M.D.*
10.10†	License Agreement, dated August 17, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.11	Amendment No.1 to License Agreement, dated October 30, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.12	Amendment and Supplement to License Agreement, dated March 31, 2000, between the registrant and Sensors for Medicine and Science, Inc.*
10.13†	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.*
10.14†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.15†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.16†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the registrant and Sanmina Corporation.*
10.17†	International Distribution Agreement, dated August 1, 2001, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.*
10.18†	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature's Sunshine Products, Inc.*
10.19†	United States Sales and Distribution Agreement, dated December 21, 2001, between the registrant and US Wellness, Inc.*

10.20	Purchase Agreement, dated March 6, 2002, between the registrant and Piranha Plastics, LLC.*
10.21	Purchase Agreement, dated March 6, 2002, between the registrant and Sienna Corporation.*
10.22†	International Distribution Agreement, dated March 19, 2002, between the registrant and Microlife Corporation.*
10.23†	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.*
10.24	Employment Offer Letter, executed on April 23, 2000, between the registrant and James R. Mault.*
10.25	Employment Offer Letter, executed on May 27, 1999, between the registrant and Noel L. Johnson.*
10.26	Employment Offer Letter, executed on February 11, 2002, between the registrant and Stephen E. Webb.*
10.27	Employment Offer Letter, executed on October 2, 2000, between the registrant and Kamal Hamid.*
10.28	Employment Offer Letter, executed on July 26, 2000, between the registrant and Jay T. Kearney.*
10.30	Change of Control Agreement, executed on November 10, 2000, between the registrant and James R. Mault.*
10.31	Change of Control Agreement, executed on November 3, 2000, between the registrant and Noel L. Johnson.*
10.32	Change of Control Agreement, executed on April 1, 2002, between the registrant and Stephen E. Webb.*
10.33	Change of Control Agreement, executed on April 11, 2002, between the registrant and Kamal Hamid.*
10.35	Employment Offer Letter, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.36	Change of Control Agreement, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.37†	Strategic Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.38†	Promotion Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.39	Employment Offer Letter, executed on July 1, 2002, between the registered and DeWayne R. Youngberg.**
10.40	Change of Control Agreement, executed on July 8, 2002, between the registrant and DeWayne R. Youngberg.**
10.41††	Vendor Agreement, dated June 24, 2002, between the registrant and SAM's West, Inc., as amended on August 6, 2002.
10.42††	Strategic Partnership Agreement, dated August 8, 2002, between the registrant and Mead Johnson & Company, as amended on September 24, 2002.
10.43	Employment Agreement, dated September 13, 2002, between the registrant and James R. Mault.
10.44	Consulting Agreement, dated September 27, 2002, between the registrant and James W. Dennis.
10.45	Amendments to International Distribution Agreement, dated September 26, 2002 and October 29, 2002, respectively, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-86076), as amended, filed with the SEC.

**
Incorporated herein by reference to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

††
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.