Form 10-K
period 2002-12-31
HEALTHETECH INC
filed 2003-02-25
CIK 1141215

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No.: 000-49871

HEALTHETECH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0478611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

523 Park Point Drive, 3rd Floor, Golden, Colorado 80401
(Address of principal executive offices, including zip code)

(303) 526-5085
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 14, 2003 was approximately $30,013,630 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 14, 2003, the Registrant had 19,565,506 shares of Common Stock, $.001 par value per share, outstanding.

Documents Incorporated By Reference

        Portions of the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders to be held on May 7, 2003, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties and are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Form 10-K. Readers are urged to carefully review and consider various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.    BUSINESS

Overview

        We were incorporated in Delaware in February 1998 and design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement and monitoring of important health parameters. Our current health monitoring devices measure oxygen consumption (also known as oxygen uptake) to calculate resting metabolic rate, or RMR. The accurate measurement of resting metabolic rate, which establishes how many calories a person burns per day at rest and represents up to 75% of the total calories burned by a healthy individual per day, is important to the success of medical therapy and to achieving weight management and fitness goals. However, an accurate, cost-effective and practical device for measuring and monitoring metabolism has not previously been available. The HealtheTech system, which consists of handheld health monitoring devices, single-use disposable facemasks and mouthpieces and stand-alone software applications designed to be used with our devices, enables healthcare professionals and wellness advisors to quickly, accurately and cost effectively measure and monitor the metabolism of a patient or client. We believe that by making metabolism measurements broadly accessible, the HealtheTech system has the potential to become a standard of care in the medical therapy, weight management and fitness markets.

        Our initial health monitoring devices include MedGem for the medical market, which received 510(k) clearance for prescription use from the FDA and commenced initial sales in January 2002, and BodyGem for the weight management, nutrition monitoring and fitness markets, which was commercially launched in November 2001. We are also developing FitGem for use in athletic and fitness training, cardiac and pulmonary rehabilitation, occupational therapy and sports medicine. Our BalanceLog software was launched in November 2001 and allows users to create a weight management system that incorporates RMR measurements from our devices. A key element of our strategy is to establish relationships with large, prominent companies for the distribution of the HealtheTech system in each of our target markets. We operate as a single business segment.

Industry Background

        The proper management of an individual's nutritional and weight management needs is enhanced by the accurate measurement of metabolism. This has historically been most often performed by use of a large and expensive machine either in a research lab or in the hospital setting. Because of the cost, complexity and time required to measure an individual's metabolism using this method, healthcare professionals and wellness advisors primarily rely on estimation methods which are based on such factors as height, weight, sex and age. However, these estimations can be significantly inaccurate when applied to an individual due to variations in disease state, genetics, hormone levels, diet, body composition, activities and exercise. The shortcomings in current methods of measuring or estimating metabolism can significantly compromise the effectiveness of medical care, weight management and fitness programs.

Inadequate nutrition in medical care.    Adequate nutritional assessment is important to ensuring satisfactory medical treatment results. According to a 1998 study published in the Journal of Parenteral and Enteral Nutrition, only one quarter of patients admitted in long-term acute care facilities receive calories within 10% of their daily caloric needs. In addition, 39% of patients admitted in long-term care facilities are not provided their caloric requirements while admitted, according to a 1995 study published in the Journal of the American Dietetic Association. Underfeeding can lead to delayed healing, increased incidence of infection, increased morbidity and mortality, and increased length of stay and cost per patient. Overfeeding can also result in a variety of serious medical complications and significant unnecessary expense. We believe that significant healthcare costs can be avoided with an accurate and cost-effective medical device to measure metabolism.

Obesity.    According to a June 1997 report by the World Health Organization, obesity has become a worldwide epidemic. In December 2001, the United States Surgeon General issued a "Call to Action" against excess weight and obesity, a leading cause of preventable death in the United States. Obesity is a recognized independent risk factor or aggravating agent for more than 20 medical conditions, including cardiovascular disease, high blood pressure and diabetes. Weight management and nutritional assessment play an integral part in the daily management of these medical conditions. We believe that successful weight management is impeded by the inability to accurately determine an individual's metabolism in a practical manner.

Fitness and performance training.    The accurate measurement of oxygen consumption and metabolic rate has important applications in the area of fitness and performance training. One of the best ways to assess and monitor aerobic fitness is to measure oxygen consumption during physical activity. In addition, regardless of sport, performance is affected by the maintenance of an optimal body weight. Oxygen consumption and resting metabolic rate measurements are used in the training and evaluation of many elite athletes in endurance-based sports at highly specialized facilities. However, most people have not previously had access to cost-effective and accurate oxygen consumption and resting metabolic rate measurements.

Our Solution

        We have developed a proprietary, non-invasive platform technology that can quickly, accurately and cost effectively measure oxygen consumption to determine resting metabolic rate. The HealtheTech system incorporates advanced sensor technologies and significant engineering expertise. These technologies enable healthcare professionals and wellness advisors to provide nutrition monitoring and weight management services that were generally not accessible to many patients and clients due to the cost and inconvenience of existing methods.

        Our MedGem device, which displays both oxygen consumption and resting metabolic rate, is designed to be used by healthcare professionals for medically supervised weight management programs and medical nutritional assessment and therapy and received 510(k) clearance from the Food and Drug Administration in January 2002. BodyGem, which displays resting metabolic rate, is designed to be used by wellness advisors for non-medically supervised weight management, nutrition monitoring and health and fitness programs to develop appropriate dietary and exercise regimens and was commercially launched in November 2001. We also have developed BalanceLog, a stand-alone software application that incorporates an individual's RMR measurement and allows users to establish and maintain a personalized nutrition and weight monitoring program as well as easily track food intake and exercise activity to provide continuous feedback on their caloric balance. We are developing additional health monitoring devices and software products for the medical therapy, weight management and fitness and performance training markets.

        The HealtheTech system offers our customers the following benefits:

Scientifically-based and clinically validated accuracy.    Our health monitoring devices have been validated in both laboratory and clinical tests against the "gold standard" Douglas Bag method to demonstrate accurate measurement of RMR and oxygen consumption.

Ease of use.    The HealtheTech system is designed to be easy to use and requires minimal training. Our health monitoring devices are portable, handheld devices that weigh less than five ounces. Upon activation, the health monitoring devices quickly self-calibrate as compared to the metabolic cart, which requires a longer set-up time and regular manual calibration. The measurement process itself is non-invasive and can be accomplished in less than ten minutes.

Cost-effective.    The HealtheTech system enables healthcare professionals, wellness advisors and fitness trainers to provide health and nutrition monitoring services that in many instances were not previously cost-effective. We designed our health monitoring devices to require no on-going maintenance and no replacement parts. In appropriate cases, we believe that qualified medical nutrition professionals and registered dietitians can seek Medicare and other third-party reimbursement for some of the cost associated with providing metabolic rate measurement services using MedGem to provide medical nutrition therapy for the purposes of managing diabetes or kidney disease.

Enables personalized care, therapy and advice.    The HealtheTech system enables healthcare professionals and wellness advisors to provide highly personalized care, therapy and advice to their patients and clients. Our health monitoring devices provide oxygen consumption and RMR measurements for each individual, as opposed to relying upon an estimate derived from a population-based formula. Our related software products integrate an individual's RMR with personal profile information to create personalized nutrition monitoring and weight management solutions. This allows users to customize care, therapy and advice to the particular and changing profiles of each patient and client.

Our Strategy

        Our goal is to be a leading medical device company that produces proprietary, non-invasive health monitoring devices for the measurement of important health parameters. We intend to focus on the following key strategies:

  •
  Establish the HealtheTech system as a new standard of care.  We believe that the accessibility of our technology, our work with professional medical societies to incorporate metabolism measurement in practice guidelines and our educational initiatives will establish metabolic rate as a standard vital sign, similar to blood pressure and heart rate.

  •
  Target multiple markets simultaneously through strategic relationships.  We have established and will continue to establish strategic relationships with large, prominent companies that possess significant sales, marketing and distribution capabilities in each of our targeted medical and non-medical market channels.

  •
  Provide complete solutions.  In both medical and non-medical markets, we provide monitoring devices, related disposables and software applications. The HealtheTech system is designed to provide individuals, healthcare professionals and wellness advisors with powerful tools to achieve nutrition, health and fitness goals.

  •
  Leverage our proprietary technology platform.  We have dedicated significant resources to the development of our key technologies, and we have leveraged these technologies and our engineering expertise to develop health monitoring devices and software products to pursue additional markets such as cardiac monitoring, fitness and performance testing and diabetes management.

  •
  Established diversified and recurring revenue streams.  We established diversified revenue streams from sales of our devices, disposables and software in medical and non-medical markets. During the year ended December 31, 2002, we generated 39% of our revenue from sales of MedGem and BodyGem, 32% of our revenue from sales of our disposable products and 29% of our revenue from software sales and license fees. During the year ended December 31, 2001, we generated 32% of our revenue from sales of BodyGem, 17% of our revenue from sales of disposables and 51% of our revenue from software and other fees. For the year ended December 31, 2000, we generated 100% of our revenue from software sales.

Our Products

Health Monitoring Devices

        Our health monitoring devices are based on advanced technologies that enable healthcare professionals and wellness advisors to determine resting metabolic rate, or RMR, by accurately measuring oxygen consumption. This information is then used by healthcare professionals, wellness advisors and fitness professionals to help determine the caloric requirements of each patient or client.

        Our portfolio of health monitoring devices includes:

  •
  MedGem.  MedGem is intended for use by healthcare professionals for the measurement of oxygen uptake to calculate resting metabolic rate in clinical and research applications. This information can then be used for medically supervised weight management programs and medical nutritional assessment and therapy. MedGem displays both oxygen uptake in milliliters per minute and RMR in calories per day. MedGem can be used in acute care, long-term care, home care and clinic-based care settings such as physician offices, rehabilitation centers or ambulatory surgery centers. We received 510(k) clearance for prescription use for MedGem from the FDA in January 2002.

  •
  BodyGem.  BodyGem is intended for use in non-medical weight management, nutrition monitoring and health and fitness programs to assist individuals in developing appropriate dietary and exercise regimens. BodyGem displays only RMR and is intended for use by wellness advisors in commercial weight management programs, health and fitness clubs, and home-based settings. We commenced commercial shipment of BodyGem in November 2001.

  •
  FitGem.  We are in the process of developing FitGem. FitGem is intended for use in athletic and fitness training, cardiac and pulmonary rehabilitation, occupational therapy and sports medicine settings. FitGem is being designed to measure oxygen consumption to determine metabolism during non-resting states, such as during exercise and stress tests. We may design FitGem to measure additional parameters, such as carbon dioxide expiration. We will need to receive clearance or approval from the FDA before commercializing FitGem for cardiac pulmonary rehabilitation and other medical applications.

        We plan to develop additional health monitoring devices based on our existing technology platform to measure other important health parameters.

Disposables

        The MedGem and BodyGem are designed to use our proprietary disposable hygienic facemasks or mouthpieces. The disposables fit directly into our health monitoring devices and are intended to be discarded after a single use. The disposables eliminate the threat of cross-contamination by incorporating a medical-grade microbial filter material. The labeling of our disposable products cleared by the FDA states that a new disposable must be used each time our MedGem is used. We also label and contractually require our distributors and service provider partners to acknowledge that disposables are single use and to use a new disposable each time the BodyGem is used.

        We currently sell the disposables separately from the health monitoring devices. However, we are evaluating a system under which purchasers of our health monitoring devices would have the option to pay for a certain number of uses or measurements. Under this system, we would pre-set each device with the number of uses that a customer purchases and send a corresponding number of disposables. After all uses are expended, customers could purchase additional uses.

Software

        We anticipate that each health monitoring device will have a corresponding software package available which is designed to be used as a companion application with our devices. The current software packages are not required to operate the related devices. Sales of our software products, predominately BalanceLog, amounted to approximately 22% of revenues in 2002. Our BalanceLog software package is typically purchased by consumers at retail, from our distribution partners or downloaded from our web site with payment. A growing number of BalanceLog sales will come from retail distribution and we intend to sell our future consumer software applications through retail distribution as well. We have also developed MedGem analyzer software intended for medical professionals, which received FDA 510(k) clearance in June 2002. Our software products include:

  •
  BalanceLog.  Our current leading consumer software package is called BalanceLog, which was launched in November 2001. Resting metabolic rate, or RMR, measurements from the BodyGem can be used in conjunction with our BalanceLog software application for a complete nutritional assessment, weight management and fitness and exercise solution. BalanceLog integrates the user's personal profile information with specific weight management objectives. It allows the user to log calories consumed and lifestyle and exercise information in order to develop a personalized program to monitor and manage his or her nutrition and weight. BalanceLog has over 4,000 foods and 300 exercises stored in its database, including brand name foods and menus from popular fast food restaurants. In December 2002, we launched an updated version of the software.

  •
  BalanceLog Pro.  BalanceLog Pro is a software application that allows health and fitness professionals to directly monitor a BalanceLog client's food, nutrition and exercise data over time and provide feedback to the client.

  •
  RMR and MedGem Analyzer Software.  With RMR Analyzer, users can measure and track breath-by-breath air flow and RMR on a real time basis. The software generates graphs, reports and patient or client records, all available for print-out. Additionally, the MedGem Analyzer software also displays oxygen consumption.

  •
  GlucoPilot.  GlucoPilot is a diabetes management application for personal digital assistant devices that allows customers to track blood glucose, insulin, and carbohydrate intake, filter and categorize blood glucose records and compile reports, charts, and graphs.

Sales, Marketing and Distribution

        Through strategic relationships with our current and future strategic and distribution partners, we intend to focus primarily on the following markets:

  •
  Medical.  This market consists primarily of healthcare professionals providing nutrition and health monitoring services, including medically supervised weight management programs, in such places as hospitals, outpatient clinics and nursing homes.

  •
  In-Home Measurement.  This market consists primarily of companies with a large network of independent wellness advisors who market metabolic rate measurement services directly to consumers in their homes.

  •
  Commercial Weight Management.  This market consists of companies that provide structured weight management programs. We believe that the regular use of our products in these programs will enhance their success rate and that the structure of these programs, which often entails regular meetings, may lead to periodic measurement of resting metabolic rate as part of the program.

  •
  Commercial Fitness.  This market primarily consists of companies with commercial fitness centers. According to a 2002 study, an estimated 33.8 million Americans belong to a health club or fitness center.

  •
  Pharmacy and Diagnostic Service Centers.  This market consists of companies that provide medical, health or nutrition related services at pharmacies or other retail locations generally accessible to prospective clients.

  •
  Retail Establishments.  This market opportunity for our software products consists of large national retail chains that sell products related to health, fitness and nutrition.

  •
  Corporate Wellness Programs.  The corporate wellness market consists of corporations that have developed internal programs to encourage health and fitness among their employees as well as vendors who provide these programs on an outsourced basis to corporations that have adopted these programs.

  •
  Day Spas and Resorts.  This market consists of stand-alone facilities as well as those located within hotels and other recreational destinations. These facilities typically provide a wide range of beauty, wellness and physical therapies and treatments. Given their client demographics, we believe that this market represents an attractive opportunity to us for several of our products.

  •
  Healthetech.com Web Site.  Consumers may purchase our BalanceLog and GlucoPilot software directly from our web site.

        Our sales and marketing efforts are intended to establish strategic partnership and distribution relationships, to generate awareness of the HealtheTech system and to penetrate and expand the markets for monitoring nutrition and metabolism and managing weight. As of December 31, 2002, we had 12 individuals in our sales and marketing organization.

        In addition to direct sales efforts and work with existing and prospective partners and distributors, our sales force educates and trains healthcare professionals and wellness advisors on the benefits of our products. To further generate awareness and penetrate our target markets, our sales and marketing organization provides a range of programs, support materials and events. These include public relations efforts, product training, attendance at conferences, seminars and trade shows, press relations and educational and promotional literature.

        In December 2002, we launched a $3 million national consumer awareness campaign aimed at educating consumers about the critical role of measured metabolism in weight management and nutrition. Production costs for this campaign were $0.5 million in 2002. We recognized $1.3 million of production and advertising expense for the year ended December 31, 2002. The campaign is expected to run through March 2003, and primarily targets women aged 30 to 54 through the use of network and cable television and print media. We plan to launch a $1 million radio and print advertising campaign in the first quarter of 2003 to further support sales of our BalanceLog product in the retail channel.

        Our health monitoring devices are currently sold to healthcare professionals, wellness advisors and fitness professionals who have received training in their use and are not intended to be sold directly to consumers.

Strategic Partnerships and Customers

        Our strategy is to establish relationships with at least one large, prominent company in each of our targeted market segments that already possesses the sales, marketing and distribution capabilities needed to reach our target customers. We currently distribute and plan to continue to distribute our products with the support of distributors that have significant experience in marketing and selling health monitoring devices to healthcare professionals, such as physicians and dietitians. We also sell and market our products directly to companies in the retail, in-home measurement, commercial weight management, commercial fitness, retail pharmacy and diagnostic service center, corporate wellness program and day spa and resort markets. We believe that this strategy will allow us to promote rapid and widespread adoption of the HealtheTech system and to validate and increase exposure of our brand, while maintaining a relatively small internal team of account management and service professionals.

        Our current customers, which include distributors and strategic partners, include:

  •
  HEALTHSOUTH Corporation.  We have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and a right of first refusal to provide metabolic rate measurement services to organizations such as in-house corporate wellness programs and fitness facilities. HEALTHSOUTH is required to meet minimum purchase commitments to retain these rights.

  •
  Mead Johnson & Company.  We have entered into a distribution agreement under which Mead Johnson & Company, a subsidiary of Bristol-Myers Squibb Company, will use its existing sales force and distribution channels for the marketing, sale and distribution of MedGem and related products on an exclusive basis to hospital-based dieticians and physicians and osteopaths specializing in oncology, hospital based nutrition support services, obstetrics, gynecology, pediatrics and bariatric surgery as well as a non-exclusive right to distribute MedGem and related products to certain other categories of physician professionals in the United States. Mead Johnson & Company has made purchase commitments through September 2003 and is required to meet minimum purchase targets beyond then to retain its exclusive rights.

  •
  Nature's Sunshine Products, Inc.  We have granted Nature's Sunshine Products, Inc. an exclusive worldwide right in the multi-level direct sales markets to purchase BodyGem and related products for resale to its independent distributors who, in turn, may use BodyGem and related products to provide metabolic rate measurement services to consumers for a fee. Nature's Sunshine Products, Inc. also has minimum purchase commitments to retain its exclusive rights.

  •
  Microlife Corporation.  We have granted to a subsidiary of Microlife Corporation an exclusive right to sell our products to retail pharmacies in Europe to provide in-store metabolic rate measurement services, and the weight management and fitness/exercise markets in Taiwan. Microlife agreed to minimum purchases and paid a $2 million fee for these exclusive rights through December 31, 2004, which may be extended beyond that date subject to meeting agreed sales targets.

  •
  Bally Total Fitness Corporation.  We have granted Bally Total Fitness the right to purchase and use our products to provide metabolic rate measurement services to its fitness club members.

  •
  Wal-Mart Stores, Inc. and SAM'S Club.  We have entered into a retail distribution arrangement with Wal-Mart Stores and SAM's Club for the distribution of BalanceLog kits, which includes BalanceLog software and a coupon for a discounted RMR measurement.

        For the year ended December 31, 2002, HEALTHSOUTH, Microlife and Nature's Sunshine accounted for 56%, 13% and 9% of our gross revenues respectively. For the year ended December 31, 2001, Nature's Sunshine and Procter & Gamble accounted for 29% and 15% of our gross revenue respectively. No customers represented greater than 10% of our gross revenue in 2000.

        Revenue from customers outside the United States accounted for 13% of total revenue in 2002 of which 39% reflected sales of product into Europe and 23% to Taiwan. In addition, 38% of revenue from customers outside the United States represented license fees. We recognized no revenue from outside the United States in 2001 and 2000.

Reimbursement

        In the United States, medical professionals rely on third-party payors, principally private insurers, Medicare and Medicaid, to reimburse some of the cost associated with diagnostic and monitoring services in which medical devices are used. In January 2002, the Centers for Medicare and Medicaid Services approved the use of Medicare reimbursement codes for registered dietitians who provide medical nutrition therapy, which includes nutritional diagnosis, therapy and counseling, for purposes of managing diabetes and kidney disease. Certain private insurers have also approved similar reimbursement codes for registered dietitians. However, there is little uniformity as to which medical conditions are covered under these codes.

        In appropriate cases, we believe that both registered dietitians and other qualified medical professionals can seek third-party reimbursement for some of the cost associated with providing metabolic rate measurement services using MedGem. However, because MedGem did not receive FDA clearance until January 2002 and we did not commence shipment until the end of January 2002, MedGem has not been available long enough for us to evaluate the success that healthcare providers will have in securing reimbursement for its use. In addition, given their strict eligibility requirements, third-party payors may at times refuse to reimburse such procedures. Moreover, the current cost reduction orientation of third-party payors makes it exceedingly difficult for new medical devices and procedures to obtain approval for reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures.

        We believe that MedGem offers significant opportunities for third-party payors to reduce the overall cost of treating patients, such as reductions in length of hospital stays and number of ventilator days, and decreased incidence of infection and complications in medical and surgical patients. While we believe that MedGem possesses economic advantages that will be attractive to such payors, they may not make reimbursement decisions until we can demonstrate with clinical data that our products can improve patient outcomes.

        Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government sponsored insurance. We have not obtained any international reimbursement approvals. We may not obtain any such approvals in a timely manner, if at all. If we fail to receive international reimbursement approvals at all or in acceptable amounts, market acceptance of our products may be adversely affected.

Technology and Intellectual Property

        Our platform health monitoring device technology uses an innovative approach to monitoring variables in inhaled and exhaled gases. Our devices use advanced ultrasonic sensors to measure gas flow in combination with sophisticated sensor technology to measure oxygen content in that flow. Sophisticated algorithms incorporated into the devices integrate these measurements with data received from other sensors, such as temperature, humidity and barometric pressure, to calculate breath-by-breath oxygen consumption. This platform of sensor technologies can be deployed in different configurations using different algorithms to monitor variables specific to various disease states and health conditions.

        We believe our intellectual property portfolio represents a substantial business advantage for us. We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, license agreements, confidentiality agreements and other measures to protect our proprietary rights. We have 16 issued United States patents, eight issued foreign patents and 131 pending United States and foreign patent applications related to our technology. We believe it may take up to five years from the date of filing, and possibly longer, for our patent applications to result in issued patents, if ever.

        We rely heavily on licensed technology to enable us to develop, market and sell our products. Our current technology licenses include the following:

        Sensors for Medicine and Science, Inc. developed the oxygen sensor used in our MedGem and BodyGem and, pursuant to a development and supply agreement, has granted us an exclusive license to use the patented technology in the field of our products for the life of the patents, subject to our payment of minimum royalties. We pay royalties to Sensors for Medicine and Science based on sales of our disposable products.

        ndd Medizintechnik AG developed and licensed to us the patented technology used in the air flow application specified integrated circuits used in our MedGem and BodyGem. The license is exclusive in the field of our products and is for the life of the patent, subject to our payment of minimum royalties. We pay royalties to ndd based on sales of our products.

        We have four issued United States registrations, 23 pending United States applications for registration, 17 issued foreign registrations and 10 pending foreign applications for registration for trademarks including HealtheTech, the HealtheTech logo, MedGem, BodyGem, FitGem and BalanceLog.

        We require all of our employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. In addition, all of our employees and consultants are required to execute invention assignment agreements, which generally provide that all proprietary information relating to our business is the exclusive property of the company.

Research and Development

        Our research and development activities are conducted by our research and development staff, which consisted of 33 employees as of December 31, 2002, and third-party contractors, including certain of our suppliers and licensors. Our research and development expenditures were $6.8 million in 2002, $6.1 million in 2001 and $9.2 million in 2000. Our research and development efforts are focused on:

  •
  enhancement of our current devices, including manufacturing cost reductions, further miniaturization, shortened measurement time and improved performance and reliability;

  •
  enhancements and development of new modules and upgrades for our current software, including an expanded database of foods and exercises and web-based extensions;

  •
  development of additional software applications to be used in connection with our existing and new health monitoring devices; and

  •
  development of additional health monitoring devices based on our existing sensor technologies to measure other health parameters.

Government Regulation

        As a participant in the healthcare industry we are subject to extensive and frequently changing regulation under many laws administered by governmental entities at the federal, state and local level. Foremost among these are the regulations of the Food and Drug Administration, or FDA. FDA regulations govern several activities that either we perform or have had performed on our behalf such as: product design and development; product testing; product manufacturing; product labeling and packaging; product handling, storage and installation; premarket clearance or approval; advertising and promotion; and product sales, distribution and servicing.

        Unless an exemption applies, each medical device we wish to commercially distribute in the United States, including certain medical software applications, must first receive 510(k) clearance or premarket approval from the FDA. In January 2002, we received 510(k) clearance from the FDA to market our MedGem device, a class II medical device, for prescription use in the United States. The product was cleared for the measurement of oxygen uptake in clinical and research applications. The FDA also allows our device to display resting metabolic rate, which the device calculates from the measurement of oxygen consumption and an internal device formula. Additionally, as part of our FDA clearance of the MedGem, we are required to set forth in our labeling the formula used to estimate resting metabolic rate and a discussion on how the calculation may affect the accuracy of the resting metabolic rate measurement. Products such as BodyGem and the non-medical version of FitGem, as well as software applications associated with those products, are not regulated by the FDA because the intended use and data generated from their use is not of a clinical nature and is not used for determining medical treatments.

        After a medical device is placed on the market, numerous FDA regulatory requirements apply. These include quality system regulation, establishment registration, medical device listing, labeling regulations and medical device reporting regulations. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as: fines, injunctions and civil penalties; mandatory recall or seizure of our products; administrative detention or banning of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or pre-market approval of new or modified products; revocation of 510(k) clearance or pre-market approvals previously granted; and criminal penalties.

        International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly. For example, the European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. Among these are the Medical Device Directive, which establishes standards for regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. The medical devices of manufacturers who demonstrate compliance with the requirements of the Medical Device Directive may bear CE Marking, indicating compliance with the requirements of the Medical Device Directive. Medical devices properly bearing the CE Marking may be commercially distributed throughout the European Union. In June 2002 we obtained the right to affix the CE Marking to our MedGem, MedGem Analyzer and BodyGem products.

Manufacturing, Warehousing and Logistics

        Our strategy is to outsource the manufacturing, warehousing and shipping of our health monitoring devices, disposables and software to benefit from the resources of our contract manufacturers and fulfillment vendor. We rely on contractors for the manufacture, warehousing and shipping of our products and their component parts.

        Our primary component subcontractors are Mikrofontechnik Leipzig GmbH, Sensors For Medicine and Science, Inc., Seco Sensor Consult GmbH, Centre Suisse d'Essais des Composants Electroniques (CSEE), and Austria Mikro Systems International AG. Mikrofontechnik Leipzig manufactures the air flow transducers used in our health monitoring devices. Sensors For Medicine and Science produces our oxygen sensors, which it developed pursuant to a development and supply agreement. This agreement requires Sensors for Medicine and Science to supply us with the oxygen sensors for the life of the patents that cover the sensor technology. We place our supply orders with Sensors for Medicine and Science on a quarterly basis. See our discussion of risks associated with reliance on our third party manufacturers contained in the "Risk Factors" section of this Form 10-K.

        Austria Mikro Systems International together with CSEE manufactures and assembles our air flow application specific integrated circuit, or ASIC, on a purchase order basis, based on technology developed by ndd Medizintechnik and licensed to us. Each of our manufacturing subcontractors purchases all necessary parts and materials to produce complete finished goods. Currently, oxygen sensors are a key sole-sourced component part. We obtain our air flow transducers and our air flow ASICs from limited sources.

Competition

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

        Our current and potential competitors include:

  •
  companies that develop, manufacture or market metabolic carts and other devices traditionally used to derive metabolic rates, such as SensorMedics Corporation, a subsidiary of VIASYS Healthcare, Medical Graphics Corporation, a subsidiary of Angeion Corporation, and Puritan Bennett Ltd., a subsidiary of Tyco International;

  •
  companies that develop, manufacture or market metabolic monitors offering greater portability than metabolic carts, such as KORR Medical Technologies, Medical Graphics Corporation, SensorMedics Corporation, P.K. Morgan Ltd. and COSMED S.r.l.; and

  •
  companies that develop and sell software applications that track nutritional and caloric information and are targeted at consumers, such as DietMaster Systems, Inc., NutriCounter, Inc. and Vivonic.

        In addition, we also compete to some extent with pharmaceutical companies, commercial weight management companies, producers of fitness products and equipment and other providers of alternative solutions to weight management and fitness. We believe that our competitive strengths are our technological leadership, our product design, performance and price, our focus on the needs of our customers including education and training, and our distribution strategy. To remain competitive, we believe that we must invest significant resources in developing new products and enhancing our current products and maintaining customer satisfaction worldwide.

Employees

        At December 31, 2002, we had 84 full-time employees, all of whom were based in the United States. Of the total, 33 were in research and development and clinical affairs, 17 were engaged in sales, marketing and customer service, 6 were in regulatory and quality assurance, and 28 were engaged in various administrative, finance and operations activities. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Scientific Advisory Group

        We have established a scientific advisory group to provide us with access to advice and direction from a group of well respected and established professionals. Our advisory group members have expertise in weight management and the treatment of obesity, clinical and hospital-based nutrition programs, and the nutrition, fitness and health club industries. None of the members of our scientific advisory group is an officer, director or employee of the company. The following individuals are members of our scientific advisory group:

Name	Position and Affiliation
James O. Hill, Ph.D.	Director, Center for Human Nutrition, University of Colorado Health Sciences Center, Denver, Colorado
Charles Billington, M.D.	Professor of Medicine, VA Medical Center, Special Diagnosis and Treatment Unit 111P, Minneapolis, Minnesota
Steven Blair, DPE	Director of Research, Cooper Institute for Aerobics Research, Dallas, Texas
George L. Blackburn, M.D., Ph.D.	Associate Director of Nutrition, Division of Nutrition, Harvard Medical School, Beth Israel Deaconess Medical Center, Boston, Massachusetts
Richard Branson, R.R.T.	Associate Professor of Clinical Surgery, Department of Surgery, Division of Trauma and Critical Care, University Hospital Medical Center, Cincinnati, Ohio
Gary Foster, Ph.D.	Associate Professor and Clinical Director Weight and Eating Disorders Program, University of Pennsylvania School of Medicine, Philadelphia, Pennsylvania
John P. Grant, M.D.	Professor of Surgery, Duke University Medical Center, Durham, North Carolina
Steven Heymsfield, M.D.	Deputy Director, Obesity Research, St. Luke's-Roosevelt Hospital Center, Columbia University College of Physicians and Surgeons, New York, New York
Carol S. Ireton-Jones, Ph.D., R.D., L.D., C.N.S.D., F.A.C.N.	Nutrition Therapy Specialist, Carrollton, Texas
Danny O. Jacobs, M.D., M.P.H., C.N.S.P.	Chairman, Department of Surgery, Creighton University Medical Center, Omaha, Nebraska

Janet King, Ph.D.	Director, USDA Western Research Center, University of California, Davis, California
Samuel Klein, M.D.	William H. Danforth Professor of Medicine and Nutritional Science Director, Center for Human Nutrition, Washington University, St. Louis, Missouri
Steven A. McClave, M.D.	Medical Director, Gastroenterology/Clinical Nutrition Vencor Hospital, Louisville, Kentucky; Director, Clinical Nutrition, University of Louisville School of Medicine, Louisville, Kentucky
David Nieman, Ph.D.	Director, Human Performance Laboratory, Appalachian State University, Boone, North Carolina
Sachiko St. Jeor, Ph.D., R.D.	Professor and Director of Nutrition Education and Research Program at the University of Nevada at Reno, University of Nevada School of Medicine, Reno, Nevada
Tom Storer, Ph.D.	Professor and Director, Exercise Science Laboratory, El Camino College, Torrance, California. Adjunct Professor of Medicine, Division of Endocrinology Charles Drew-University of California, Los Angeles School of Medicine, Los Angeles, California

RISK FACTORS

Risks Related to Our Business

Our brief operating history makes it difficult to evaluate our prospects.

        We were incorporated in February 1998. Through November 2001, we were primarily engaged in the research and development of our initial products. We commenced shipment of our health monitoring devices in 2001 and executed our first significant distribution agreement in August 2001. As a result of our limited operating history, we have a limited amount of financial data that you can use to evaluate our business. Moreover, the revenue and profitability potential of our markets are unproven. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in new and developing markets. We may not successfully address these risks, and our business strategy may not prove successful.

We recorded only $17.0 million in revenue since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

        Since our inception through December 31, 2002, we recorded only $17.0 million in revenue, of which only $16.0 million was from products we currently sell. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the Food and Drug Administration, or FDA, marketing clearance process for MedGem, the growth of our organizational resources and other activities. As of December 31, 2002, we had an accumulated deficit of $64.2 million.

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

  •
  the success of our current advertising and customer awareness program;

  •
  unanticipated delays in production by our third-party contract manufacturers caused by insufficient capacity or delays in the availability of components;

  •
  changes in the amount or timing of product orders;

  •
  our ability to recognize revenue from sales of BalanceLog software kits since some retail distributors have return rights under certain circumstances and we do not have a historical basis for estimating such returns;

  •
  the utilization rate of our monitoring devices sold, which directly impacts the sales of disposables; and

  •
  our ability to expand our operations, and the amount and timing of expenditures to expand our operations, including costs related to acquisitions of technologies and businesses.

        We forecast the volume and timing of orders for our products for operational and production planning and in some cases we become liable for procurement costs based on these forecasts. These forecasts, however, are based on many factors and subjective judgments, and they may be inaccurate. In particular, because of our limited operating history, we do not have meaningful historical information to predict demand for our products, and trends that may emerge, in the various markets into which we sell and plan to sell our products. Moreover, because most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels in any particular period. As a result of the foregoing, our operating results may fall below the expectations of securities analysts or investors in future quarters or years, causing our stock price to decline.

If our customers or distributors purchase products in excess of current demand, our revenue may unexpectedly decline in future periods, which may disappoint securities analysts and investors and result in a decline in our stock price.

        With the exception of software sold into the retail channel, we recognize revenue when ownership transfers to our customers or distributors. These customers or distributors may make purchases well in advance of the actual resale, deployment or use of our products, particularly in the case of their initial purchases of our products, or may make purchases in excess of current requirements to take advantage of volume or price discounts. Additionally, our customers or distributors may purchase disposables from us based on their projected utilization of our MedGem and BodyGem devices. Some customers or distributors have exclusive rights in a particular market if they meet contractual minimum purchase requirements and may make purchases in excess of actual demand in order to maintain that exclusivity. Our revenue could decline in future periods if our customers and distributors acquire a supply of our products that is in excess of their demand or if our customers or distributors and their resale customers fail to develop a successful deployment strategy for our devices. Moreover, our revenue may not be indicative of the number of health monitoring devices in use or the number of disposables used in a particular period. Consequently, our historical operating results may not provide any indication of the number of health monitoring devices and disposables that may be purchased or used in future periods.

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

        We derive substantially all of our revenue from the sale of MedGem, BodyGem, disposables and software. In January 2002, we obtained FDA clearance to market MedGem and accordingly did not derive any of our revenue from the sale of MedGem prior to that time. We expect that revenue from the sale of MedGem, BodyGem, disposables and our BalanceLog software will account for substantially all of our revenue for the foreseeable future. In particular, we expect disposable sales and sales of our software products to comprise a larger portion of revenue over time. The limited development and sales of our product line makes our future prospects difficult to predict. If the anticipated demand for our products fails to develop, our ability to generate revenue and achieve profitability would be significantly harmed. In particular, the failure to sell sufficient quantities of MedGem and BodyGem would not only directly affect revenue but would also significantly harm our ability to generate recurring revenue from the sale of our disposables and may limit sales of software products.

The failure of our customers to adhere to single-use labeling restrictions for disposable facemasks and mouthpieces, or the use of disposables acquired from third party sources would significantly limit our ability to generate recurring revenue.

        Our disposable products used with MedGem were cleared by the FDA for single-use only and the labeling states that a new disposable mouthpiece or facemask be used each time MedGem is used. We also label and contractually require our distributors and strategic partners to acknowledge that disposables are single-use and to use a new disposable each time a BodyGem or MedGem device is used. We anticipate that a significant portion of our future revenue will be derived from the use of a new disposable each time our health monitoring devices are used. If customers do not adhere to our single-use labeling instructions, or if customers use disposables acquired from third parties, our ability to generate recurring revenue would be significantly harmed, our operating results may suffer and we may incur significant costs in developing future versions of our product that provide for alternative means to track and charge for usage. We may not successfully develop these alternative means.

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

        Due in part to the difficulty of weight management and fitness enhancement and the regular introduction of new weight management or fitness products and regimens, many products sold in the weight management and fitness markets have short product lifecycles. The weight management and fitness markets are characterized by fads and short-lived trends driven by factors such as short-term success, perceived efficacy and marketing campaigns. Weight management and fitness improvement can be difficult, and many people abandon weight loss and fitness regimens due to factors unrelated to the effectiveness of the regimen. We have not conducted trials or other tests to demonstrate to our customers and end-users that our products are effective in helping people lose weight or improve their fitness. Sales of BalanceLog, BodyGem and our disposables will suffer and our revenue and results of operations will be harmed if we and our strategic partners are not able to convince end-users that the measurement of resting metabolic rate will effectively and efficiently help their weight management or fitness efforts, or if people who use our products do not meet their weight goals.

Our consumer software products have uncertain market acceptance, short product life cycles and may be subject to returns from our distributors.

        A substantial portion of our current sales orders relate to the sale of BalanceLog software. Consumer preferences for software products, particularly software relating to weight management and fitness, are difficult to predict and few consumer software products achieve sustained market acceptance. There can be no assurance that BalanceLog software or other software products that we introduce will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any significant period.

        We typically sell BalanceLog software, and intend to sell our future consumer software applications, separately through retail distribution channels. In most circumstances, our distributors and customers have certain return rights and in other circumstances we could be forced to accept substantial product returns to maintain our relationships with certain distributors and customers. Because the sale of our software products has a limited history, we do not have a historical basis for estimating the rate of such returns and therefore have deferred recognizing revenue until sold to an end user. Failure of the current or new releases of BalanceLog software or other software offerings to achieve market acceptance or product returns in excess of our expectations would have a material adverse effect on our operating results and financial condition.

We currently rely on a limited number of distributors for the sale of MedGem and BodyGem into the medical markets and, to a lesser extent, other target markets. If these distributors are not successful selling our products, or if we are unable to establish additional distributor arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

        We expect to rely primarily upon distributors and their sales forces to sell MedGem into the medical market and to increasingly rely upon distributors and their sales forces to sell BodyGem into the retail pharmacy, weight management, fitness and other target markets. We currently have a limited number of distributors, such as HEALTHSOUTH Corporation, Mead Johnson & Company, Microlife Corporation and Nature's Sunshine Products, Inc. for the distribution of our products into global markets. Our reliance on distributors subjects us to many risks, including risks related to their inventory levels and support for our products. If any of our distributors attempt to reduce their inventory levels or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively affected. As is generally the case with our current distribution agreements, we anticipate that our future distribution agreements will allow our distributors to reduce or discontinue purchases of our products with short notice. Further, distributors may not recommend, or continue to recommend, our products. We will rely heavily upon our distributors for the sales and marketing activities that we believe are critical to the successful sale of our products. However, our distributors may not market or sell our products effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. For example, while we have granted to a subsidiary of Microlife Corporation an exclusive right to sell our products to retail pharmacies in Europe, and weight management and fitness/exercise markets in Taiwan, Microlife has limited experience selling into those markets. In addition, we intend to attract additional distributors of MedGem and BodyGem in order to increase penetration in the medical and other markets. It may be difficult to increase our distributor base due to current exclusivity arrangements and prospective requests for exclusivity from distributors and other customers. In addition to the exclusive rights we have granted Microlife, we have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and a right of first refusal to provide metabolic rate measurement services to organizations such as in-house corporate wellness programs and fitness facilities. We have entered into a distribution agreement with Mead Johnson & Company for the marketing, sale and distribution of MedGem and related products on an exclusive basis to hospital-based dieticians and physicians and osteopaths specializing in oncology, hospital based nutrition support services, obstetrics, gynecology, pediatrics and bariatric surgery as well as a non-exclusive right to distribute MedGem and related products to certain other categories of physician professionals in the United States. If we are unable to maintain successful relationships with our distributors or obtain additional distributors, we will have to devote substantially more resources to the distribution, sales, marketing, implementation and support of our products than we would otherwise and our efforts may not be as effective. The loss of any one or more of our distributors, a reduction in purchases of our products by or through our distributors, the decline of our distributors' business or the inability to increase our third-party distributor base may limit our revenue growth and harm our operating results.

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

        We have granted, and may in the future grant, certain of our customers' exclusive rights to particular markets. For example, we have granted to a subsidiary of Microlife Corporation an exclusive right to sell our products to retail pharmacies in Europe, and weight management and fitness/exercise markets in Taiwan. In addition to the exclusive rights we have granted Microlife, we have granted HEALTHSOUTH Corporation an exclusive right to purchase our products for use in its facilities, an exclusive right to purchase BodyGem for use in and resale to certain non-hospital facilities such as outpatient rehabilitation and physical therapy facilities, and a right of first refusal to provide metabolic rate measurement services to organizations such as in-house corporate wellness programs and fitness facilities. We have entered into a distribution agreement with Mead Johnson & Company for the marketing, sale and distribution of MedGem and related products on an exclusive basis to hospital-based dieticians and physicians and osteopaths specializing in oncology, hospital based nutrition support services, obstetrics, gynecology, pediatrics and bariatric surgery as well as a non-exclusive right to distribute MedGem and related products to certain other categories of physician professionals in the United States. Also, Nature's Sunshine Products, Inc. has an exclusive right to purchase our products for resale to their independent distributors who, in turn, may use our products to provide metabolic rate measurement services to consumers for a fee. These exclusive agreements may limit our ability to add additional customers. If one of these current or future customers fails to adequately promote and sell our products, our sales and penetration into their markets will be adversely affected. Moreover, if any customer that has an exclusive right in a particular market proves to be ineffective, we may not be able to replace that customer for a significant period of time, if at all.

We rely primarily on Sanmina-SCI Corporation to manufacture and assemble MedGem and BodyGem. If it is unable to perform any of these services on a timely and cost-effective basis, our revenue, profitability and stock price could be harmed and our reputation and brand may suffer.

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

        We entered into our agreement with Sanmina in April 2001. As a result, we have not had a long term working experience with Sanmina and therefore cannot predict whether Sanmina will be able to continue to produce MedGem and BodyGem at acceptable cost and quantity levels, and in a timely manner. In particular, Sanmina may not be able to improve or maintain the efficiency and quality of its services when it is required to manufacture larger quantities of our health monitoring devices or meet

FDA or other regulatory requirements. If Sanmina is unable to meet our requirements, we may be unable to cost effectively provide our customers with sufficient quantities of MedGem and BodyGem devices on a timely basis and our devices may contain defects. If there is any problem with Sanmina's services, our reputation and brand may suffer. We may also lose current and prospective customers and experience a higher rate of product returns due to manufacturing issues, which would harm our revenue and profitability.

        Our agreement with Sanmina terminates in April 2004 and may be terminated by Sanmina with cause on 60 days notice. If Sanmina were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely or cost-effective basis, and we could suffer significant disruption in operations, delays in product shipments, a decrease in revenue and an increase in costs. If Sanmina were to seek to change the terms under which it manufactures and assembles for us, our manufacturing and assembly costs could increase and our profitability could suffer.

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

        Our MedGem and BodyGem devices and our software products incorporate complex technologies. In the future, we must develop our hardware and software products quickly to keep pace with the rapidly changing requirements of our customers. Products as complex as ours can contain undetected errors or defects, especially when first introduced or when new models or versions are released. For instance, in July 2001 we discovered a defect in BodyGem related to our oxygen sensor calibration algorithm and stopped shipment of BodyGem. We spent four months working to correct the defect, and in November 2001 we shipped replacement devices to all of our customers and resumed shipments of the device. We estimate that the direct cost to correct this defect was approximately $187,000. We also suffered damage to our reputation, lost revenue and had to divert development resources. If any of our products in the future contain errors or defects, it could result in product recalls, the rejection of our products, damage to our reputation, lost revenue, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business.

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

        MedGem is a medical device that is subject to extensive regulation in the United States and in foreign countries where we do business. In January 2002, we obtained FDA clearance through the premarket notification provisions of Section 510(k) of the Federal Food, Drug and Cosmetic Act to market MedGem for the measurement of oxygen consumption in clinical and research applications. The FDA also allows our device to display resting metabolic rate, which the device calculates from the measurement of oxygen consumption and an internal device algorithm. We have obtained International Standards Organization (ISO) certification and CE Marking approval and are in the process of fulfilling various other international requirements in order to commercially distribute our products in new international markets. We may no longer be able to sell MedGem if safety or effectiveness problems develop or if we lose our ISO certification or CE Marking. Furthermore, unless an exemption applies, before we can sell a new medical device in the United States, we must obtain either 510(k) clearance or premarket approval from the FDA and CE Marking approval before we can sell a new device in international markets. Complying with the FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties. The FDA's 510(k) clearance process usually takes from six to twelve months after the date we submit the application and it is received and filed by the FDA, but may take significantly longer. The alternative premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to six years after we submit the application and it is received and filed by the FDA or even longer. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining domestic and foreign regulatory clearances or approvals, if required, could adversely affect our revenue and profitability. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include recalling products, ceasing product marketing and paying significant fines and penalties, which could limit product sales, delay product shipment and adversely affect our profitability.

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

If we or our third-party manufacturers fail to comply with the FDA's Quality System regulation with respect to MedGem and any other medical devices that we may produce in the future, our manufacturing operations could be delayed, and our MedGem product sales and our profitability could suffer.

        The manufacturing processes used by third-party manufacturers of our MedGem and any other medical devices, including disposables, are required to comply with the FDA's Quality System regulation, which covers the methods and documentation of the testing, production, control, quality assurance, labeling, packaging, complaint-handling, storage and shipping of MedGem. The FDA's

Quality System regulation will also cover any other medical devices that our contract manufacturer or we may produce in the future. The FDA enforces its Quality System regulation through periodic inspections, some of which may be unannounced. If we or our third-party manufacturers fail the FDA's Quality System inspection, our operations could be disrupted and our manufacturing delayed. If we, or one of our third-party manufacturers, fail to comply with the FDA's Quality System regulations, we or our third-party manufacturer could face various enforcement actions, which could include a shutdown of the manufacturing line at our third-party manufacturer and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers must also remain in compliance with applicable regulatory requirements. If our third-party manufacturer or component suppliers do not conform to applicable regulations, we may be required to find alternative manufacturers or component suppliers, which could be a long and costly process and which could significantly harm our ability to deliver products to our customers on a timely basis.

Our MedGem device and any other medical devices that we may produce in the future are subject to product recalls even after receiving regulatory clearance or approval. Product recalls would harm our reputation and result in increased costs, either of which could harm our operating results.

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

        We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, license agreements, confidentiality agreements and other measures to protect our proprietary technology and intellectual property. Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, in the United States and in other countries. We have 16 issued United States patents, eight issued foreign patents and 131 pending United States and foreign patent applications. We also have exclusive licenses to patents and other intellectual property rights of the companies that supply us with the oxygen sensor and the airflow application-specific integrated circuits used in MedGem and BodyGem. Subject to our payment of minimum royalties, the licenses provide us with rights to use the patented technology in the field of our products for the life of the patents. We intend to rely on our portfolio of issued patents and pending patent applications in the United States and in other countries and our patent licenses to protect a portion of our intellectual property and our competitive position. However, our patents and any licensed patents may not protect or address critical aspects of the technology incorporated in our present and future products. Moreover, intellectual property laws and legal agreements afford only limited protection, may be expensive to pursue and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patents and the patents that we license may be challenged, invalidated or circumvented by third-parties, and these patents may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. Our patent applications, including those already allowed and those patent applications covered under licenses, may not be issued as patents in a form that will be advantageous to us.

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

        Our future success depends in large part upon attracting and retaining key technical, sales, marketing and senior management personnel. The loss of the services of any of our key employees, particularly if lost to competitors, may significantly delay or prevent the achievement of our product development and other business objectives and may adversely affect our strategic direction. In particular, the services of James Mault, our chief executive officer, and James Dennis, our president and chief operating officer, would be difficult to replace. Our employees may terminate their employment with us at any time. In addition, other than a life insurance policy we have obtained for Dr. Mault, we do not maintain key person life insurance for any of our personnel. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified and skilled personnel. Despite the downturn in the economy, there are a limited number of qualified technical, sales, marketing and senior management personnel and there is significant competition for these personnel, especially in Silicon Valley where our research and development facility is located. We may be unable to attract and retain personnel with the qualifications necessary for the further development of our business. We have in the past experienced difficulty in recruiting and retaining personnel with appropriate qualifications, particularly in technical areas. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to execute on our business plan.

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

  •
  effectively manage our working capital including inventory and accounts receivable;

  •
  manage multiple, concurrent product development projects; and

  •
  hire, train, manage, motivate and retain qualified personnel, particularly for research and development and sales and marketing

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

        We expect to expend significant capital to develop and market our products and technologies and expand our operations. These initiatives may require us to raise additional capital from public and private stock offerings, borrowings under lease lines, lines of credit or other sources. Although we believe that our current cash reserves should be sufficient to fund our operations, working capital and capital expenditure needs for at least the next twelve months, we may consume available resources more rapidly than anticipated. Our limiting operating history makes it difficult to predict whether these funds will be sufficient to finance our anticipated requirements. We may need to raise additional funds if our estimates of revenue or if our working capital or capital expenditure requirements change or prove inaccurate, if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities.

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

        We currently conduct most of our scientific, product engineering and research and development activities directed to our health monitoring devices at a single location in Los Gatos, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, could cause substantial delays in our operations, cause us to incur additional expenses and damage or destroy equipment and inventory. Our insurance may not be adequate to cover our losses in any particular case. In addition, our health monitoring devices are assembled at a facility of Sanmina-SCI Corporation located in San Jose, California. Our disposables are also produced in a facility located in San Jose, California. These facilities are subject to the same risk of loss due to earthquake, fire, flood or other natural disaster.

Acquisitions of new companies or technologies may result in disruptions to our business and strain management resources due to difficulties in assimilating personnel and operations.

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, we may in the future acquire third-party businesses, products or technologies instead of developing them ourselves. We do not know whether we will be able to complete any acquisitions, whether any acquisition would prove beneficial to us, or whether we will be able to successfully assimilate the operations, products and personnel of the acquired business and train, retain and motivate key personnel from the acquired business. In addition, certain acquisitions may not prove to be successful to our business. Acquisitions, and integrating any business, product or technology we acquire, could be expensive and time consuming, disrupt our ongoing business and distract our management and other key personnel. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs of intangible assets, among other things (and goodwill is no longer amortized unless impaired).

If the security of our website is compromised, our reputation could suffer and customers may not be willing to use our Internet services, which could cause our revenue to decline.

        We retain confidential patient and client information that is logged using our software products through the Internet. Despite our efforts to protect the integrity of our healthetech.com and balacelog.com sites, a party may be able to circumvent our security measures and could misappropriate personal information or cause interruptions in our operations and damage our reputation. Any such action could decrease the willingness of our customers and end-users to use our online services. We may be required to spend significant amounts and allocate other resources to protect against security breaches or to alleviate problems caused by these breaches. In addition, we may be subject to laws regarding the confidentiality of patient and client information. Violations of these laws may result in fines or other criminal or civil penalties, which could adversely affect our operating results and harm our business.

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

        Our current and potential competitors include:

  •
  companies that develop, manufacture or market metabolic carts and other devices traditionally used to derive metabolic rates, such as SensorMedics Corporation, a subsidiary of VIASYS Healthcare Inc., Medical Graphics Corporation, a subsidiary of Angeion Corporation, and Puritan Bennett Ltd., a subsidiary of Tyco International;

  •
  companies that develop, manufacture or market metabolic monitors offering greater portability than metabolic carts, such as KORR Medical Technologies, Medical Graphics Corporation, SensorMedics Corporation, P.K. Morgan Ltd. and COSMED S.r.l.; and

  •
  companies with significant expertise and resources in developing software applications that track nutritional and caloric information and are targeted at consumers, such as DietMaster Systems, Inc., NutriCounter, Inc. and Vivonic.

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

ITEM 2.    FACILITIES.

        Our corporate headquarters facility consists of approximately 25,600 square feet and is located in Golden, Colorado. We lease our corporate headquarters facility pursuant to a lease agreement that expires in December 2007. We lease a facility in Los Gatos, California for research and development activities under a lease that expires in May 2005. We also lease a facility in Seattle, Washington, which at one time contained software developers, primarily from our acquisition of Softcare, Inc. We have relocated many of these employees from Seattle to our headquarters in Golden, Colorado. As such, we have unoccupied office space in Seattle, Washington under a lease that expires in June 2005, for which we are currently pursuing a sublease arrangement. We believe that these facilities are adequate for our current operations and that additional space can be obtained on commercially reasonable terms if needed.

ITEM 3.    LEGAL PROCEEDINGS.

        We are not currently party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Price Range of Common Stock

        Our common stock has been listed on the Nasdaq National Market under the market symbol "HETC" since July 12, 2002. The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2002
Third Quarter	8.80	4.20
Fourth Quarter	7.34	4.50

  Recent Issuances of Unregistered Securities

        During the fourth quarter ended December 31, 2002, we issued:

  •
  Fully-vested warrants to four consultants to purchase up to an aggregate of 400,000 shares of common stock at purchase prices ranging from $10.00 to $20.00 per share; and

  •
  A performance-based warrant to a consultant to purchase up to 625,000 shares of common stock at purchase prices ranging from $15.00 to $50.00 per share, which will be exercisable based upon the acquisition of, or introduction into certain distribution channels for our health monitoring products.

        The above issuances of securities were made by us in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder, as offerings not involving a public offering.

(b)  Holders

        On February 14, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $2.38 per share. As of February 14, 2003, there were approximately 237 stockholders of record of our common stock. We believe that we have a greater number of beneficial stockholders because a substantial number of shares of our common stock are held of record in street name by broker-dealers for their customers.

(c)  Dividend Policy

        We have not declared nor paid and do not anticipate declaring or paying any dividends on our common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the board deems relevant.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 7, 2003.

(e)  Use of Proceeds

        We commenced trading of our common stock, $0.001 par value, on July 12, 2002 on the Nasdaq National Stock Market. The aggregate gross proceeds were approximately $25.7 million after deducting $2.1 million in underwriting discounts and commissions and an estimated $2.2 million in other expenses incurred in connection with the offering.

        Upon closing of the initial public offering, we paid $1.75 million out of the proceeds of the offering to Dr. Mault, our Chief Executive Officer, as partial consideration for the sale and assignment of patent rights by Dr. Mault to us.

        We spent $3.5 million of the proceeds from the offering to implement and support a marketing awareness campaign launched in late 2002 and early 2003. We plan to spend up to an additional $2.5 million on radio and print advertising for our BalanceLog software and to further support its retail distribution.

        No other proceeds of the offering were paid, directly or indirectly, to any other of our officers or directors or any of their associates, or to any persons owning 10% or more of our outstanding common stock or to any of our affiliates. We invested the remaining proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund our operations, working capital and capital expenditures.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share and per share data)

        Selected financial data related our financial condition and results of operations for the five years ended December 31, 2002 are summarized as follows. Such information should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Inception (February 1998) to December 31, 1998	Fiscal Years Ending December 31,
		1999	2000	2001	2002
Consolidated Statements of Operations Data:
Revenue	$—	$300	$484	$2,693	$13,531
Cost of revenue	—	—	56	5,152	6,845
Operating expenses	390	2,241	14,404	17,751	23,882
Loss from operations	(390)	(1,941)	(13,976)	(20,210)	(17,196)
Interest income and interest expense, net	3	(41)	250	488	385
Loss from continuing operations	(387)	(1,982)	(13,726)	(19,722)	(16,811)
Loss from discontinued operations	—	—	—	(11,572)	—
Net loss	$(387)	$(1,982)	$(13,726)	$(31,294)	$(16,811)

Loss per common share:
Basic and diluted loss per common share:
Continuing operations	$(0.10)	$(0.41)	$(2.49)	$(2.87)	$(1.29)
Discontinued operations	—	—	—	(1.69)	—
Net loss	$(0.10)	$(0.41)	$(2.49)	$(4.56)	$(1.29)

Basic and diluted weighted average number of shares outstanding	4,039,995	4,839,987	5,520,719	6,868,852	13,067,140
	December 31,
	1998	1999	2000	2001	2002
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$209	$135	$4,707	$12,898	$16,878
Investments	—	—	—	1,551	5,243
Working capital	135	128	2,971	12,559	24,837
Total assets	477	626	11,870	25,576	38,780
Long-term note payable to related party	190	130	70	10	—
Total liabilities	264	267	3,795	7,241	6,902
Total stockholders' equity	213	359	8,075	18,335	31,878

        See Note 1 of the notes to our consolidated financial statements for an explanation of the determination of the basic and diluted weighted average number of shares outstanding used to compute net loss per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and under the captions "Risk Factors" and "Business" as well as those discussed elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which speak as of the date of this report. We do not intend to update or revise these forward-looking statements to reflect future events or developments. You should read this discussion together with the financial statements and other financial information included in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission.

Overview

        We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement of important health parameters.

        Since our inception, our principal activities have involved developing our products, forming distributor and strategic partner relationships, and more recently, marketing our initial products. We received FDA 510(k) clearance in January 2002 to market MedGem for the measurement of oxygen uptake in clinical and research applications. BodyGem, which we promote for non-medical weight management applications, was commercially launched in November 2001. Our BalanceLog software application, which can be used as a stand-alone weight and nutrition management program or in conjunction with measurements from our devices, was also commercially launched in November 2001.

        We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through strategic partnerships and distribution agreements. Our sales strategy is to establish relationships with at least one large, prominent company in each channel that already possesses the sales, marketing and distribution capabilities needed to reach our end users. In the medical and clinical markets, we currently have agreements with HEALTHSOUTH Corporation and Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company) for use or distribution of MedGem into such markets. In connection with our entering into a distribution agreement with Mead Johnson & Company, we mutually agreed with SensorMedics Corporation, a subsidiary of VIASYS Healthcare, to terminate their distribution rights in certain markets effective September 30, 2002. Thereafter, our international distribution agreement with SensorMedics dated August 2001, as well as our joint development agreement dated July 6, 2000, were both terminated by mutual agreement, effective as of October 31, 2002

        In the non-medical markets, we currently have agreements with Nature's Sunshine Products, Inc. for distribution of BodyGem through their independent distributors who provide measurement services to consumers; Bally Total Fitness for purchase of BodyGem devices to provide measurement services in their fitness clubs; US Wellness, Inc. for distribution of BodyGem measurement services into the retail pharmacy and diagnostic markets; SAM'S West, Inc. (a subsidiary of Wal-Mart Stores, Inc.), and Wal-Mart Stores, Inc. for the retail distribution of our BalanceLog software; and a subsidiary of Microlife Corporation for distribution of BodyGem to retail pharmacies in Europe to provide in-store metabolic rate measurement services and the weight management and fitness/exercise markets in Taiwan. In addition, we have entered into agreements with several regional distributors for the sale of MedGem and BodyGem into certain medical and non-medical markets.

        We recognize revenue from the sale of our products, other than retail software, when ownership transfers to our customer or distributor. Other than software, we offer products with warranty periods of 12 to 15 months from the date of purchase. With certain limited exceptions, we provide limited warranties on our software products for 90 days from the date of purchase. In the future, we expect that revenue from the sale of disposables will increase as a percentage of total revenue as the installed base of our monitoring devices increases. We also anticipate revenue from our software product sales to increase as a percentage of total revenue as our BalanceLog software product is commercially distributed in the retail channel. As the retail channel is a new channel for us and we have no historical basis for estimating returns, we recognize revenue when the software is sold through to the end user.

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

        We currently outsource the manufacturing, testing and packaging of our health monitoring devices, disposable products and software. We pay our contract manufacturers a negotiated price, inclusive of labor, material, overhead and profit, for the products that they manufacture. Generally, we pay for products as they are completed and move into finished goods inventory. In some circumstances, if we reschedule purchase orders placed with our manufacturers, we may be liable for restocking fees or may be required to purchase surplus inventory at the manufacturer. Cost of revenue consists primarily of purchases of products from our contract manufacturing partners, royalties, tooling depreciation and costs of our manufacturing liaison group. We anticipate that we will recognize higher margins on our disposables and software products as compared to our health monitoring devices. We anticipate that our gross margins will improve over time as product volume increases and higher-margin disposables and software become a greater percentage of our total revenue.

        Research and development expenses have principally consisted of compensation and other personnel costs, contractor fees, fees paid to outside service providers, project material, and clinical expenses. Research and development costs are expensed as incurred.

        Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, public and investor relations, advertising and marketing, insurance, outsourced customer support and, to a lesser extent, account management and customer training. Our sales and marketing strategy is to establish strategic distribution relationships, generate awareness of our products and penetrate and expand in the medical nutrition therapy, weight management and fitness markets. We initiated an awareness campaign emphasizing the importance of metabolism in weight management and began running advertisements in magazines and cable and broadcast television in late 2002. This awareness campaign will conclude in early 2003. We anticipate that in the near future we will increase our selling, general and administrative expenditures as we grow our product sales, expand our marketing and customer support efforts and incur costs associated with operating as a public company.

        We recorded deferred stock-based charges of $4.0 million with respect to stock options that we granted through December 31, 2002. We amortized $1.2 million of the deferred stock-based charges through December 31, 2002, reduced deferred stock-based charges by $0.3 million for unvested options that have been forfeited and will ratably amortize the remaining $2.5 million of deferred stock-based charges over the remaining vesting period of the options, which is generally four years from the date of grant. We expect to record expense for deferred compensation as follows: $0.9 million during 2003, $0.9 million during 2004 and $0.7 million during 2005. The amount of deferred compensation expense to be recorded in future periods may again decrease if unvested options for which deferred compensation has been recorded subsequently lapse or are cancelled.

        We issued a warrant to a consultant to purchase 171,849 shares of common stock at $7.50 per share in December 2001 that vested in June 2002. The fair value of the warrant approximated $290,000. We issued a warrant to a strategic partner in July 2002 at $7.50 per share to purchase 1,942,200 shares of common stock in exchange for promotional services that will be performed over a three-year period. The warrant has varying exercise periods and the fair value approximated $2.3 million. The expense for this warrant is being recognized over the three-year promotional period. In September 2002, we issued a warrant to a consultant to purchase 76,000 shares of common stock at exercise prices ranging from $7.50 to $10.00 per share. The consultant was later appointed to serve as our president and chief operating officer. The fair value of the warrant approximated $59,000 and is included in selling, general and administrative stock-based charges for the year ended December 31, 2002. In December 2002, we issued a consultant a performance-based warrant for the right to acquire up to 625,000 shares of common stock, with exercise prices ranging from $15.00 to $50.00 per share, which will be exercisable based upon the acquisition of, or introduction into certain distribution channels for our health monitoring products. We have recognized $16,425 as of December 31, 2002 for the vesting of 225,000 warrants. We will account for the fair value of the remaining warrants when and if they vest. We also issued four additional warrants in December 2002 to certain consultants for the rights to purchase up to an aggregate of 400,000 shares of common stock with exercises prices ranging from $10.00 to $20.00 per share for services rendered. The fair value of these warrants approximated $123,000 at December 31, 2002 and is included in selling, general and administrative stock-based charges for the year ended December 31, 2002.

Results of Operations

Years Ended December 31, 2001 and 2002

Revenue.    Total revenue increased $10.8 million to $13.5 million in 2002 from $2.7 million in 2001. Product sales increased $8.3 million and software and other revenue increased $2.5 million. We sold approximately 4,600 health monitoring devices and over 580,000 single-use disposables in 2002 compared to approximately 900 devices and over 74,000 disposables in 2001. We received FDA 510(k) clearance in January 2002 and began shipping MedGem devices to our key medical partners shortly thereafter. Approximately 60% of our devices sold in 2002 were MedGems. In 2001, we sold BodyGem devices primarily into the consumer measurement and commercial sports and fitness markets. Sales of single-use disposables increased eight-fold in 2002 compared to 2001. The increase was due to initial stocking shipments to new distributors and partners, purchases to maintain exclusivity requirements, as well as the higher number of health monitoring devices in use. Sales of our BalanceLog software application increased $2.2 million or 264% from 2001. Our BalanceLog software was first launched in the fourth quarter of 2001. Software revenue is generated through sales from our website, sales through retail distribution and sales through resale agreements we have with several key accounts. The remaining software and other revenue increase primarily reflects the recognition of license fees from a distributor, and shipping revenue.

        We shipped approximately 21,000 BalanceLog kits, containing BalanceLog software and a coupon for a discounted RMR measurement, to a mass-market retailer in late December 2002. As we have no historical basis for estimating returns from this channel, we recognize revenue when the software is sold through to the end user. As of December 31, 2002, no revenue from this transaction was recognized.

        Revenue from customers outside the United States accounted for 13% of total revenue in 2002. We recognized no revenue from outside the United States in 2001.

Cost of Revenue.    Total cost of revenue increased $1.6 million to $6.8 million in 2002 from $5.2 million in 2001. As a percentage of revenue, cost of revenue improved to 51% in 2002 compared to 191% in 2001. The improvement resulted from higher shipment volume, lower contracted manufacturing costs on single-use disposables, and an absence in 2002 of significant inventory write-offs. Product cost of revenue increased $1.1 million to $5.9 million in 2002 from $4.8 million in 2001. As a percentage of product revenue, cost of product revenue improved to 61% in 2002 compared to 364% in 2001. Higher manufacturing volumes and a significant unit cost reduction in our single-use disposables contributed to the improvement. This was partially offset by increased warranty expense on our health monitoring devices resulting from increased sales of the devices in 2002, increases in minimum royalty obligations, and increased tooling depreciation. In addition, in 2001, we incurred $2.2 million in write-offs for unsaleable BodyGem units and excess inventory purchased from our contract manufacturer. Software and other cost of revenue increased $0.6 million from $0.3 million in 2001 to $0.9 million in 2002 due to higher volumes of software shipped. As a percentage of software and other revenue, software and other costs were comparable at 24% in 2001 and 2002.

Research and Development.    Research and development expenses increased $0.7 million or 12% to $6.8 million in 2002 from $6.1 million in 2001, primarily due to contract software developers hired to expand our BalanceLog software application capabilities. In addition, we incurred expense in assisting a national medical association in establishing practice guidelines and protocols for the use of indirect calorimetry in determining resting metabolic rate. We expect research and development expenses to grow in absolute dollars, and we expect periodic expenditures for third-party research and development as we grow and continue to develop and bring to market new sensor-based and software products.

Selling, General and Administrative.    Selling, general and administrative expenses increased $4.1 million or 38% to $15.0 million in 2002 from $10.9 million in 2001. The increase is partially due to a marketing awareness campaign we launched in December 2002 to run through March 2003. In October 2002, we made a prepayment to our marketing agency of approximately $3.5 million for planning, producing and securing print and television spots for this campaign. Of this prepayment, we expensed $1.1 million for the production and media placements that occurred in December 2002. We also incurred approximately $0.4 million for marketing consultation, packaging design and merchandising costs to launch our BalanceLog software product into the mass-market retail channel, which is new for us in 2002. In addition to the awareness campaign, we plan to launch a $1 million radio and print advertising campaign in early March 2003 to further support sales of our BalanceLog software in the retail channel. As we completed our initial public offering in July 2002, we have experienced a partial year of increased expense operating as a publicly traded company and expect to see further growth in expenses for legal, audit, investor relations and director's and officer's insurance, which are typical of a publicly traded company. We expect our selling, general and administrative expenses to increase as we continue to expand our sales and marketing teams.

        In December 2002, we wrote-off a $0.3 million prepayment made to a vendor upon execution of a Web-hosting services agreement. Due to a restructuring undertaken by the vendor, the vendor is no longer able to provide the services originally contemplated. We have demanded refund of the prepayment in full and will continue to pursue collection of this amount. We are under a lease agreement for an office facility in Seattle, Washington that we vacated in October 2001. The lease runs through June 2005. We recorded rent expense of approximately $0.4 million in December 2001. As the market conditions have further softened in Seattle since then, we have lowered our estimates on the price per square foot we would be able to obtain from the sublet market and accordingly have increased our rent expense by $0.2 million for the year ended December 31, 2002.

Fourth-Quarter Adjustments.    In 2002, we established an annual company-wide bonus plan based on a combination of the company and individual performance factors. Through the third quarter of 2002, we were on track to meet or exceed our performance goals and we accrued bonus expenses of $1.4 million accordingly. Ultimately, we failed to achieve 100% of the annual performance goal, but as many employees met personal performance goals, we paid $0.1 million in cash bonuses in 2003. Consequently, we reversed a total of approximately $1.3 million of the accrued bonus, beneficially impacting cost of revenue, research and development and selling, general and administrative expenses.

        Certain officers were granted stock options at below fair market value in early 2002 that vested in four years but the vesting would accelerate to one year if our revenue goals, discussed above, were achieved. Through the third quarter of 2002, we were meeting or exceeding performance goals and thus were amortizing these stock-based charges over the estimated one-year vesting period. As our fourth quarter and annual revenue goals were not achieved, the stock options did not vest. We reversed a total of approximately $1.3 million, beneficially impacting selling, general and administrative stock-based charges. These stock-based charges will be recognized over their original vesting term of four years.

Stock-based Charges.    Stock-based charges increased $1.7 million to $2.0 million in 2002 from $0.3 million in 2001. The majority of the increase, 72%, related to issuance of employee stock options below fair value and the remaining 28% related to issuance of warrants to outside partners and consultants and stock option modifications.

Interest Income and Interest Expense, Net.    Net interest income decreased $0.1 million to $0.4 million in 2002 from $0.5 million in 2001. The slight decrease was due to timing of funds received from our Series C preferred stock offering throughout 2001 compared to timing of funds received from our initial public offering in July 2002. In addition, interest on money market funds declined due to lower interest rates.

Loss from Discontinued Operations.    Loss from discontinued operations in 2001 reflects the activity of Baby-C, our former wholly-owned subsidiary, and amortization of goodwill and copyrights. We acquired Baby-C, an educational and sampling products company for the child-care market, in April 2001, believing it would provide a distribution channel for our software products. As Baby-C was unable to penetrate this channel as expected, we made the decision to discontinue its operations in the fourth quarter of 2001. Consequently, all goodwill and copyrights, amounting to $10.9 million, attributable to Baby-C were written-off in December 2001 and we dissolved the entity in May 2002.

Years Ended December 31, 2000 and 2001

Revenue.    Total revenue increased $2.2 million to $2.7 million in 2001 from $0.5 million in 2000. Product sales increased $1.3 million in 2001 due to the commercial launch of BodyGem and related disposables in November 2001. The majority of our product sales occurred in the fourth quarter of 2001. Software and other revenue increased $0.9 million from $0.5 million in 2000 to $1.4 million in 2001. This increase is partly attributable to a $0.5 million development fee received from Procter & Gamble in 2001. This development fee resulted from a corporate strategic alliance agreement we entered into with Procter & Gamble in early 2001. Under the agreement we would have designed and supplied a low-cost version of our BodyGem system for distribution by Procter & Gamble in consumer markets. After changing our strategic focus away from developing a low-cost consumer version of BodyGem to developing a device for sale to healthcare professionals and wellness advisors, the agreement was terminated. The remaining $0.4 million increase in software and other revenue includes $0.2 million of software bundled with HealtheTech-branded personal digital assistants and $0.2 million from stand-alone software sales. We discontinued the sale of HealtheTech-branded personal digital assistants in early 2002.

Cost of Revenue.    Total cost of revenue increased $5.1 million to $5.2 million in 2001 from $56,000 in 2000. Product cost of revenues increased $4.8 million due to $1.1 million for the manufacture of BodyGem, disposable products and software, $1.0 million for the write-off of unsaleable BodyGem units, $1.1 million for the write-off of excess inventory that was acquired or produced in anticipation of higher manufacturing levels pursuant to our agreement with Procter & Gamble, $0.4 million for minimum royalty payments due to certain component vendors, and $1.2 million for warranty and obsolescence reserves, customer service and other product costs. The $1.0 million write-off of unsaleable BodyGem units was required due to subsequent design improvements, such as changes in the serial port and direct current power supply connector, that would have made these units incompatible with newer units and difficult to sell and support. The cost to rework the units would have exceeded the cost to produce new units, and recovery of components would have been cost prohibitive. These units are considered impaired and were written down to zero. We do not intend to sell these units or use their components in our current products. Some of the units have been used for demonstration purposes, while others have been or will be discarded.

        The $1.1 million write-off of excess inventory related to long-lead time raw material components. This component inventory was purchased to support the Procter & Gamble relationship, which as discussed above has been terminated. While these components are part of our current product specification, the quantities purchased were in excess of our anticipated needs. We determined that we could use two years' supply of these components. Quantities in excess of anticipated needs over the next two years would likely become technologically obsolete. Accordingly, we recorded $1.5 million of the raw material components in current raw material inventory and $0.4 million as a long-term asset at December 31, 2001.

        Software and other cost of revenue increased to $0.3 million in 2001 from $56,000 in 2000 primarily due to the volume increase in software sales and bundled software and HealtheTech-branded personal digital assistants. Sales of bundled software and HealtheTech-branded personal digital assistants were $14,000 in 2000 and $204,000 in 2001. We discontinued selling software bundled with HealtheTech-branded personal digital assistants in March 2002.

Research and Development.    Research and development costs decreased $3.1 million to $6.1 million in 2001 from $9.2 million in 2000. Most of the decline related to third-party hardware design and component co-development costs for an oxygen sensor and flow transducer, which declined from $3.9 million in 2000 to $1.5 million in 2001. In addition, we incurred $0.9 million of web development costs in 2000, as compared to none in 2001. Furthermore, research and development headcount declined from 40 full-time employees at the end of 2000 to 25 full-time employees at the end of 2001.

Selling, General and Administrative.    Selling, general and administrative expenses increased $5.8 million to $11.0 million in 2001 from $5.2 million in 2000. The increase was comprised in part of one-time expenses of $1.5 million related to a asset impairment for Softcare, Inc., a company we purchased in March 2000 that provided nutrition and other health tracking software (the purchased software was discontinued in December 2001) and the closure of our Seattle office, where we conducted software development. In addition, our occupancy and related expenses, including leasehold improvements for the Colorado facility, increased $1.7 million over 2000. All of our key functions are primarily located in this facility, other than hardware development, which is located in Los Gatos, California. The remaining increase was attributable to increased headcount and compensation costs, professional fees, increased marketing, public relations and advertising programs, and other marketing costs to support our product, marketing and sales initiatives.

Interest Income and Interest Expense, Net.    Net interest income increased $0.2 million to $0.5 million in 2001 from $0.3 million in 2000. The increase was due to higher average cash and cash equivalent balances resulting from the increased net proceeds from the sale of our Series C preferred stock, partially offset by lower interest rates.

Liquidity and Capital Resources

        Cash, cash equivalents and investments totaled $22.1 million at December 31, 2002, with cash and cash equivalents totaling $16.9 million. Cash used in operating activities was $16.2 million in 2002 and results from funding our net loss, prepaying $3.5 million for the marketing awareness campaign and a $1.9 million increase in receivables due to late year shipments to a few significant customers. Cash of $1.9 million was received in early January 2003 from these significant customers. Cash used in investing activities was $8.0 million in 2002 due to the purchase of marketable securities, purchases of capital equipment, production tooling and a payment of $1.75 million to our Chief Executive Officer in connection with a patent assignment. Cash flows from financing activities were $28.2 million in 2002 primarily due to net proceeds from our July 2002 initial public offering of $25.7 million and net proceeds from Series C preferred stock offering earlier in 2002 of $2.9 million partially offset by a repurchase of $0.9 million of Series B preferred stock. The remaining cash flows from financing activities result from the exercise of stock options and common stock warrants, offset by payments made on a note payable.

        Net cash used by operations was $11.5 million in 2000 and $17.7 million in 2001. Net cash used by operating activities was $11.5 million in 2000, and primarily related to funding our net loss, building inventory levels, securing a cash-collateralized letter of credit related to our Colorado facility lease and increased receivables. These uses were offset by increases in accounts payable and accrued liabilities. Net cash used by operating activities was $17.7 million in 2001. The increase in accounts receivable from 2000 to 2001 resulted primarily from increased sales in the latter part of 2001. Receivables at December 31, 2001 were 47% of annual sales for 2001. Approximately 60% of the receivables at December 31, 2001 related to a single customer sale for which payment was subsequently received in February 2002. The increase in inventory from 2000 to 2001 resulted from a contract requirement to purchase certain raw materials and work-in-progress exceeding our then current production requirements from our contract manufacturer. These uses of cash were partially offset by increases in accounts payable and accrued liabilities from 2000 to 2001. The increases in accounts payable and accrued liabilities resulted from our liability to our contract manufacturer and other expenditures associated with our growth.

        Cash used by investing activities was $2.6 million in 2000, and primarily related to the purchase of capital equipment, intangible assets and the acquisition of Softcare, Inc. Cash used in investing activities was $3.6 million in 2001, and related to the purchase of capital equipment, intangible assets and investing cash in a government securities mutual fund.

        Cash provided by financing activities was $19.8 million in 2000 and $29.7 million in 2001. Net cash from financing activities primarily reflects proceeds from sales of equity securities and exercise of stock options.

        We have no long-term debt. Stockholders' equity at December 31, 2002 was $31.9 million. We expect to continue to invest primarily in sales and marketing programs and research and development. We expect that additions to property and equipment will continue with growing staff.

        The following table sets forth information concerning our material contractual obligations as of December 31, 2002:

	Payments Due by Period
Material Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Related Party Notes Payable	$10,000	$10,000	$—	$—	$—
Operating Lease Obligations	3,851,000	998,000	1,699,000	986,000	168,000

Total Contractual Cash Obligations	$3,861,000	$1,008,000	$1,699,000	$986,000	$168,000

        We have contractual rights to third party intellectual property underlying certain of our sensor technologies under which there are obligations to pay transaction-based royalties. To maintain exclusive rights to these intellectual property rights, we may be obligated to make additional minimum payments.

        We have commitments to pay a total of $1.3 million secured by standby letters of credit as follows: $53,000 in less than one year; $29,000 between one and three years and $1.2 million in five years. Cash securing the standby letters of credit becomes available when net worth and cash flow requirements are met.

        We expect to spend significant additional capital primarily for product development, sales, marketing, training and support activities, increased marketing and public relations programs, and supporting our growing number of strategic and distribution alliances. We also plan to create an international presence that will require additional working capital resources.

        We believe that our current cash and cash equivalent balances and any cash flows from operations, will be sufficient to meet our operating and capital needs for at least the next twelve months. However, it is possible that we may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, if additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests.

Critical Accounting Policies and Estimates

        We have disclosed in Note 1 to our consolidated financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position.

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

        The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

        We derive our revenue primarily from the sale of our health monitoring devices, the recurring sale of our single-use disposables and our companion software. Our software revenue is recognized in accordance with Statement of Position 97-2, as amended by Statement of Position 98-9. We license our software products on a perpetual basis. We recognize revenue from the sale of our health monitoring devices and single-use disposables upon ownership transfer to the customer and when it is determined that a continuing service obligation no longer exists. We recognize revenue from the sale of our software, when persuasive evidence of an arrangement exists, the product is delivered (except in the mass-market retail channel), the price is fixed or determinable and collectibility is probable. For the mass-market retail channel, as the retailer has a contractual or implied right of return and as we have no historical basis for estimating returns, we do not recognize revenue upon shipment of product to the retailer, but when the software is sold through to the end user. Sell-through reporting is provided to us on a daily basis from our mass-market retailers. For sales of our software over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Delivery generally occurs when the product is delivered to a common carrier. Service revenue, including training, is recognized as services are performed. We offer customers the right to return software products that do not function properly within a limited time after delivery, typically 90 days. We provide limited warranties on our health monitoring devices for periods of 12 to

15 months from the date of purchase and on our software products for 90 days from date of purchase, with certain limited exceptions.

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

Valuation allowances

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

Accruals and estimates

        We accrue bonuses and recognize expense for options issued at less than fair value on a quarterly basis based on expected attainment of our established Company goals. If the goals are not attained, we adjust expense recognized to date. For instance, we did not achieve 100% of our annual performance goals for 2002, and we reversed $1.3 million of the bonus accrual in the fourth quarter of 2002. As our quarterly results have been volatile, there have historically been significant changes in estimates that have significantly impacted expenses within interim periods. As long as revenue is volatile from period to period and established goals would then vary from period to period, we can continue to report significant fluctuations in expenses.

        We have generated significant operating losses from inception to date, the income tax impact of which has not been reflected in our financial statements. Deferred tax assets are recognized when it is more likely than not that the asset will be realized. We will need to generate taxable income to recognize available net operating losses in the future.

        We acquired two entities in 2000 and 2001, Softcare and Baby-C respectively. We have transferred certain development-related activities of Softcare to our Colorado location and terminated other remaining activities. Shortly after the acquisition of Baby-C, we decided to terminate its operations. We recognized significant expenses related to the decisions to curtail or terminate these activities. While we do not currently have significant intangible assets, we could have similar experience from future acquisitions, if any.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

        Our investment policy requires us to invest funds in excess of current operating requirements. At December 31, 2002, our cash and cash equivalents consisted primarily of money market and mutual funds with average maturities of less than 90 days. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. At December 31, 2002, we also invested funds in a short-duration government mutual fund with an average maturity of greater than 90 days, which is classified as a short-term investment. The recorded carrying amount of this investment approximates fair value.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement No. 146, in many cases, would be recognized over time rather than upfront for employees who render future services beyond a minimum retention period. The minimum retention period would be based on the legal notification period, or if there is no such requirement, 60 days. The provisions of SFAS No. 146 are effective for us for disposal activities initiated after December 31, 2002. We do not believe adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for us in fiscal 2003. Management does not believe the adoption of this statement will have a material impact on our financial position, results of operations or cash flows as we do not plan to change to the fair value based method of accounting for stock-based employee compensation.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See pages F-1 through F-20 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors and executive officers required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 7, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding executive compensation required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 7, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 7, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 7, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of filing of this annual report on Form 10-K, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART IV

ITEM 15.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

  (1) Consolidated Financial Statements:

    Report of independent auditors.
    Consolidated balance sheets as of December 31, 2001 and 2002.
    Consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002.
    Consolidated statements of stockholders' equity for the years ended December 31, 2000, 2001, and 2002.
    Consolidated statements of cash flows for the years ended December 31, 2000, 2001, and 2002.
    Notes to consolidated financial statements.

  (2) Supplemental Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts—See Note 13, "Valuation Accounts" to the consolidated financial statements.

    All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

  (3) Exhibits:

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of registrant.*
3.2	Amended and Restated Bylaws of registrant.*
4.1	Form of registrant's common stock certificate.*
4.2	Sixth Amended and Restated Investor Rights Agreement, as amended, dated June 21, 2001, between the registrant and the parties named therein.*
4.3	Amendment No. 1 to the Sixth Amended and Restated Investor Rights Agreement, dated June 11, 2002, between the registrant and the parties named therein.*
4.4	Warrant to Purchase Shares of Common Stock issued by the registrant to HEALTHSOUTH Corporation.***
4.5	Amendment No. 2 to the Sixth Amended and Restated Investor Rights Agreement, dated June 12, 2002, between the registrant and the parties named therein.*
4.6	Amendment No. 3 to the Sixth Amended and Restated Investor Rights Agreement, dated June 28, 2002, between the registrant and the parties named therein.*
4.7	Warrant to Purchase Shares of Common Stock issued by the registrant to American Sales & Merchandising, LLC.*
4.8	Warrant to Purchase Shares of Common Stock issued by the registrant to James W. Dennis.***

4.9	Warrant to Purchase Shares of Common Stock issued by the registrant to Pamela Peeke.
4.10	Warrant to Purchase Shares of Common Stock issued by the registrant to Augie Nieto.
4.11	Warrant to Purchase Shares of Common Stock issued by the registrant to James O. Hill.
4.12	Warrant to Purchase Shares of Common Stock issued by the registrant to Vernon Brunner.
4.13	Warrant to Purchase Shares of Common Stock issued by the registrant to Michael Liberty, as amended.
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2	1998 Stock Plan.*
10.3	2002 Stock Plan and related agreements.*
10.4	2002 Employee Stock Purchase Plan and related agreements.*
10.5	2002 Director Option Plan and related agreements.*
10.6	Standard Office Lease, dated October 2, 2000, between the registrant and New Genesee Land Company, LLC, as amended on January 24, 2001.*
10.7	Office Lease, dated April 24, 2000, between the registrant and Gatito Enterprises Joint Venture.*
10.8	Lease Agreement, dated April 17, 2000, between the registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone.*
10.9	Assignment Agreement, dated May 22, 2002, between the registrant and James R. Mault, M.D.*
10.10†	License Agreement, dated August 17, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.11	Amendment No.1 to License Agreement, dated October 30, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.12	Amendment and Supplement to License Agreement, dated March 31, 2000, between the registrant and Sensors for Medicine and Science, Inc.*
10.13†	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.*
10.14†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.15†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.16†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the registrant and Sanmina Corporation.*
10.17†	International Distribution Agreement, dated August 1, 2001, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare Inc.*
10.18†	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature's Sunshine Products, Inc.*

10.19†	United States Sales and Distribution Agreement, dated December 21, 2001, between the registrant and US Wellness, Inc.*
10.20	Purchase Agreement, dated March 6, 2002, between the registrant and Piranha Plastics, LLC.*
10.21	Purchase Agreement, dated March 6, 2002, between the registrant and Sienna Corporation.*
10.22†	International Distribution Agreement, dated March 19, 2002, between the registrant and Microlife Corporation.*
10.23†	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.*
10.24	Employment Offer Letter, executed on April 23, 2000, between the registrant and James R. Mault.*
10.25	Employment Offer Letter, executed on May 27, 1999, between the registrant and Noel L. Johnson.*
10.26	Employment Offer Letter, executed on February 11, 2002, between the registrant and Stephen E. Webb.*
10.27	Employment Offer Letter, executed on October 2, 2000, between the registrant and Kamal Hamid.*
10.28	Employment Offer Letter, executed on July 26, 2000, between the registrant and Jay T. Kearney.*
10.30	Change of Control Agreement, executed on November 10, 2000, between the registrant and James R. Mault.*
10.31	Change of Control Agreement, executed on November 3, 2000, between the registrant and Noel L. Johnson.*
10.32	Change of Control Agreement, executed on April 1, 2002, between the registrant and Stephen E. Webb.*
10.33	Change of Control Agreement, executed on April 11, 2002, between the registrant and Kamal Hamid.*
10.35	Employment Offer Letter, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.36	Change of Control Agreement, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.37†	Strategic Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.38†	Promotion Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.39	Employment Offer Letter, executed on July 1, 2002, between the registered and DeWayne R. Youngberg.**
10.40	Change of Control Agreement, executed on July 8, 2002, between the registrant and DeWayne R. Youngberg.**

10.41††	Vendor Agreement, dated June 24, 2002, between the registrant and SAM's West, Inc., as amended on August 6, 2002.***
10.42††	Strategic Partnership Agreement, dated August 8, 2002, between the registrant and Mead Johnson & Company, as amended on September 24, 2002.***
10.43	Employment Agreement, dated September 13, 2002, between the registrant and James R. Mault.***
10.44	Consulting Agreement, dated September 27, 2002, between the registrant and James W. Dennis.***
10.45
Amendments to International Distribution Agreement, dated September 26, 2002 and October 29, 2002, respectively, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.***
10.46	Separation Agreement, dated November 5, 2002, between the registrant and Scott K. Meyer.
10.47	Employment Offer Letter, dated November 15, 2002, between the registrant and James W. Dennis.
10.48††	Amendment to Strategic Partnership Agreement, dated December 31, 2002, between the registrant and Mead Johnson and Company.
10.49††	Amendment to Strategic Agreement, dated in December 2002, between the registrant and HEALTHSOUTH Corporation.
10.50††	Amended and Restated International Distribution Agreement, dated June 24, 2002, between the registrant and Malacca International Corporation, a subsidiary of Microlife Corporation.
23.1	Consent of Independent Auditors
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-86076), as amended, filed with the SEC.

**
Incorporated herein by reference to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC.

***
Incorporated herein by reference to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

††
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)  Reports on Form 8-K:

        The Company filed a report on Form 8-K on December 19, 2002, during the fourth quarter ended December 31, 2002, regarding the approval of the adoption of a Share Purchase Rights Plan, dated December 11, 2002.

HEALTHETECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Stockholders
HealtheTech, Inc.:

        We have audited the accompanying consolidated balance sheets of HealtheTech, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealtheTech, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Denver, Colorado
February 14, 2003

HEALTHETECH, INC.

Consolidated Balance Sheets

	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$12,898,164	16,878,263
Receivables, net of allowance of $37,000 and $29,000 in 2001 and 2002, respectively	1,267,044	3,156,686
Investments	1,550,992	5,242,726
Inventory	2,846,433	2,359,809
Prepaid expenses	688,040	3,082,412
Other current assets	21,046	17,420
Assets held for sale from discontinued operation	54,780	—

Total current assets	19,326,499	30,737,316
Property and equipment, net	2,635,238	2,997,244
Deposits	326,667	266,363
Restricted cash	1,413,872	1,372,497
Intangible assets, net of accumulated amortization of $295,000 and $741,000 in 2001 and 2002, respectively	1,448,178	3,406,326
Other assets	425,294	—

Total assets	$25,575,748	38,779,746

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,090,257	2,243,769
Accrued liabilities	4,617,432	2,956,560
Current portion of deferred revenue	—	689,851
Current portion of note payable to related party	60,000	10,000

Total current liabilities	6,767,689	5,900,180
Note payable to related party, less current portion	10,000	—
Deferred revenue, less current portion	—	669,767
Other liabilities	463,241	332,306

Total liabilities	7,240,930	6,902,253
Stockholders' equity:
Common stock, $0.001 par value, 22,666,666 and 100,000,000 shares authorized in 2001 and 2002, respectively; 7,299,272 and 19,562,680 shares issued and outstanding in 2001 and 2002, respectively	7,299	19,563
Preferred stock:
Series A, $0.001 par value, 900,000 and 0 shares authorized, 807,993 and 0 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $1,515,000 in 2001	1,504,799	—
Series B, $0.001 par value, 600,000 and 0 shares authorized; 533,327 and 0 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $4,000,000 in 2001	3,994,286	—
Series C, $0.001 par value, 6,700,000 and 0 shares authorized; 6,279,973 and 0 shares issued and outstanding in 2001 and 2002, respectively, aggregate liquidation preference of $47,100,000 in 2001	46,661,877	—
Deferred stock-based charges	(1,488,082)	(2,509,183)
Additional paid-in capital	15,043,041	98,566,849
Accumulated deficit	(47,388,402)	(64,199,736)

Total stockholders' equity	18,334,818	31,877,493

Commitments and contingencies
Total liabilities and stockholders' equity	$25,575,748	38,779,746

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2000	2001	2002
Revenue:
Product sales	$—	1,314,644	9,653,801
Software and other	484,444	1,378,686	3,877,328

Total revenue	484,444	2,693,330	13,531,129
Cost of revenue:
Product sales	—	4,784,517	5,876,349
Software and other	56,002	335,133	917,365
Stock-based charges	—	32,653	51,386

Total cost of revenue	56,002	5,152,303	6,845,100

Gross profit (loss)	428,442	(2,458,973)	6,686,029
Operating expenses:
Research and development, excluding $90,703 and $233,794 of stock-based charges for the years ended December 31, 2001 and 2002, respectively	9,176,396	6,069,654	6,806,573
Selling, general and administrative, excluding $199,721 and $1,803,891 of stock-based charges for the years ended December 31, 2001 and 2002, respectively	5,227,317	10,898,670	15,037,534
Stock-based charges	—	290,424	2,037,685
Impairment of intangible assets	—	492,593	—

Total operating expenses	14,403,713	17,751,341	23,881,792

Loss from operations	(13,975,271)	(20,210,314)	(17,195,763)
Interest income	250,240	495,573	394,994
Interest expense	—	(6,981)	(10,565)

Loss from continuing operations	(13,725,031)	(19,721,722)	(16,811,334)
Loss from discontinued operations including $46,123 of stock-based charges for the year ended December 31, 2001	—	(11,572,481)	—

Net loss	$(13,725,031)	(31,294,203)	(16,811,334)

Loss per common share:
Basic and diluted loss per common share:
Continuing operations	$(2.49)	(2.87)	(1.29)
Discontinued operations	—	(1.69)	—

Net loss	$(2.49)	(4.56)	(1.29)

Basic and diluted weighted average number of shares outstanding	5,520,719	6,868,852	13,067,140

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Consolidated Statements of Stockholders' Equity

			Preferred stock
	Common stock		Series A		Series B		Series C			Deferred stock- based charges
									Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2000	4,839,987	$4,840	807,993	$1,504,799	139,998	$1,044,286	—	$—	$174,460	$—	$(2,369,168)	$359,217
Common stock issued in SoftCare acquisition	818,280	818	—	—	—	—	—	—	1,226,604	—	—	1,227,422
Common stock issued for services	1,333	1	—	—	—	—	—	—	2,999	—	—	3,000
Exercise of common stock options for cash	180,000	180	—	—	—	—	—	—	33,570	—	—	33,750
Common stock option modification	—	—	—	—	—	—	—	—	303,750	—	—	303,750
Series B convertible preferred stock issued for cash	—	—	—	—	393,329	2,950,000	—	—	—	—	—	2,950,000
Series C convertible preferred stock issued for cash, net of $37,841 issuance costs	—	—	—	—	—	—	2,261,327	16,922,159	—	—	—	16,922,159
Net loss	—	—	—	—	—	—	—	—	—	—	(13,725,031)	(13,725,031)

Balances at December 31, 2000	5,839,600	5,839	807,993	1,504,799	533,327	3,994,286	2,261,327	16,922,159	1,741,383	—	(16,094,199)	8,074,267
Common stock issued in Baby-C acquisition	1,446,525	1,447	—	—	—	—	—	—	10,847,413	—	—	10,848,860
Common stock options issued for services	—	—	—	—	—	—	—	—	4,900	—	—	4,900
Exercise of common stock options for cash	13,147	13	—	—	—	—	—	—	29,073	—	—	29,086
Fair value of common stock options issued in acquisition	—	—	—	—	—	—	—	—	447,720	—	—	447,720
Issuance of common stock options at less than fair value	—	—	—	—	—	—	—	—	1,733,899	(1,733,899)	—	—
Amortization of deferred stock-based charges	—	—	—	—	—	—	—	—	—	245,817	—	245,817
Common stock option modification	—	—	—	—	—	—	—	—	123,365	—	—	123,365
Series C convertible preferred stock issued for cash, net of $400,282 issuance costs	—	—	—	—	—	—	4,018,646	29,739,718	—	—	—	29,739,718
Warrants issued for services	—	—	—	—	—	—	—	—	115,288	—	—	115,288
Net loss	—	—	—	—	—	—	—	—	—	—	(31,294,203)	(31,294,203)

Balances at December 31, 2001	7,299,272	7,299	807,993	1,504,799	533,327	3,994,286	6,279,973	46,661,877	15,043,041	(1,488,082)	(47,388,402)	18,334,818
Exercise of common stock options for cash	122,116	122	—	—	—	—	—	—	288,603	—	—	288,725
Series C preferred stock issued for cash, net of $8,067 issuance costs	—	—	—	—	—	—	386,666	2,891,933	—	—	—	2,891,933
Issuance of common options at less than fair value	—	—	—	—	—	—	—	—	2,314,883	(2,314,883)	—	—
Amortization of deferred stock-based charges	—	—	—	—	—	—	—	—	—	983,407	—	983,407
Issuance of warrants for services	—	—	—	—	—	—	—	—	862,246	—	—	862,246
Adjust deferred stock-based charges for terminations	—	—	—	—	—	—	—	—	(310,375)	310,375	—	—
Exercise of warrant for cash	266,666	267	—	—	—	—	—	—	274,718	—	—	274,985
Repurchase of Series B preferred stock	—	—	—	—	(133,333)	(870,664)	—	—	—	—	—	(870,664)
Conversion of preferred stock	7,874,626	7,875	(807,993)	(1,504,799)	(399,994)	(3,123,622)	(6,666,639)	(49,553,810)	54,174,356	—	—	—
Modification of stock options	—	—	—	—	—	—	—	—	243,418	—	—	243,418
Common stock issued for cash, net of $4,320,041 issuance costs	4,000,000	4,000	—	—	—	—	—	—	25,675,959	—	—	25,679,959
Net loss	—	—	—	—	—	—	—	—	—	—	(16,811,334)	(16,811,334)

Balances at December 31, 2002	19,562,680	$19,563	—	$—	—	$—	—	$—	$98,566,849	$(2,509,183)	$(64,199,736)	$31,877,493

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(13,725,031)	(31,294,203)	(16,811,334)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	554,728	2,314,359	1,939,035
Loss on disposal of property and equipment	—	442,033	125,629
Inventory write-offs	—	1,449,605	—
Stock-based charges	306,750	489,370	2,089,071
Prepaid asset write-off	—	—	335,530
Allowance for doubtful accounts	—	36,780	53,000
Change in deposits and other	(265,313)	(61,354)	(70,631)
Impairment of intangible assets	—	9,849,771	—
Changes in operating assets and liabilities, net of effects of business combination:
Receivables	(238,760)	(1,065,064)	(1,942,642)
Inventory	(634,046)	(3,727,830)	252,683
Prepaid expenses and other current assets	(986,405)	410,618	(2,726,276)
Accounts payable	1,874,779	95,626	153,512
Accrued liabilities and other	1,615,160	3,329,341	(1,001,637)
Deferred revenue	—	—	1,359,618

Net cash used by operating activities	(11,498,138)	(17,730,948)	(16,244,442)
Cash flows from investing activities:
Capital asset expenditures	(1,935,916)	(1,438,905)	(1,972,627)
Purchases of investments	—	(1,550,992)	(5,242,726)
Redemption of investments	—	—	1,550,992
Intangible assets expenditures	(695,812)	(673,362)	(2,403,974)
Proceeds from the sale of assets	—	—	46,563
Payments made in business acquisition, net of cash acquired	55,642	90,812	—

Net cash used by investing activities	(2,576,086)	(3,572,447)	(8,021,772)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	—	30,000,000
Common stock issuance costs	—	—	(4,320,041)
Repurchase of preferred stock	—	—	(870,664)
Exercise of common stock warrant for cash	—	—	274,985
Payments on note payable	(60,000)	(60,000)	(60,000)
Proceeds from issuances of preferred stock	19,910,000	30,140,000	2,900,000
Preferred stock issuance costs	(37,841)	(400,282)	(8,067)
Proceeds from exercises of common stock options	33,750	29,086	288,725

Net cash provided by financing activities	19,845,909	29,708,804	28,204,938
Net change in restricted cash	(1,200,000)	(213,872)	41,375

Net increase in cash and cash equivalents	4,571,685	8,191,537	3,980,099
Cash and cash equivalents at beginning of year	134,942	4,706,627	12,898,164

Cash and cash equivalents at end of year	$4,706,627	12,898,164	16,878,263

Disclosure of noncash investing and financing activities:
Common stock issued in acquisitions	$1,227,422	10,848,860	—
Common stock options issued in acquisition	—	447,720	—
Common stock issued for goods or services	3,000	—	—
Conversion of preferred stock to common stock	—	—	54,174,356

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2002

(1) Business and Basis of Financial Statement Presentation

        HealtheTech, Inc. (the Company or HealtheTech) was incorporated in February 1998 under the laws of the State of Delaware. The Company operates in one segment and develops and markets health solutions designed to give consumers simple, informative ways to improve and maintain health and wellness.

        The accompanying consolidated financial statements include the accounts of HealtheTech, Inc. and its wholly-owned subsidiaries since the date of formation or acquisition, as described in note 3. All intercompany balances and transactions have been eliminated in consolidation.

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

        The Company's consolidated financial statements are based on several significant estimates, including the reserve for warranty obligations and product returns, provision for excess and obsolete inventory, and the selection of estimated useful lives of long-lived assets.

(2) Significant Accounting Policies

  (a) Cash and Cash Equivalents and Restricted Cash

        All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represents amounts the Company has pledged related to deposits on leases for office space and equipment.

  (b) Allowance for Doubtful Accounts

        We extend credit terms to our customers based upon credit analysis performed by management. An allowance is made for customer accounts for which collection has become doubtful.

  (c) Investments

        Investments of $1,550,992 and $5,242,746 at December 31, 2001 and 2002, respectively, consisted of mutual funds with investments in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale.

  (d) Inventory

        Inventory is stated at the lower of cost or market and consists of purchased items or finished goods that were manufactured for the Company by contract manufacturers, using the first-in, first-out method. The Company is contractually required to purchase from a manufacturer raw materials and work-in-process that such manufacturer has purchased or processed based on the Company's initial forecasts, but which will not be utilized within 90 days due to subsequently revised forecasts. The Company normally leaves such inventory at the manufacturer, but can request it to be shipped to another location, and bears risk of loss due to obsolescence and other general inventory risk other than pilferage or mishandling by the manufacturer. Included in inventory and long term other assets at

December 31, 2001 and 2002 respectively, is $1,908,084 and $0 consisting of components in excess of 90-day requirements which the Company had accrued in response to notification from a contract manufacturer of excess components due to revised forecasts. The component inventory has been utilized during 2002 and no components in excess of forecasts remain at December 31, 2002.

  (e) Intangible Assets

        Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to fifteen years. Amortization expense was $377,008, $1,537,061, and $445,827 and for the years ending December 31, 2000, 2001 and 2002, respectively.

  (f) Impairment of Long-Lived Assets and Assets to Be Disposed Of

        The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment annually and whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. During December 2001, the Company recognized impairment of $492,593 related to certain software products.

  (g) Accrued liabilities

        Accrued liabilities consisted of the following:

	December 31,
	2001	2002
Contract manufacturer	$3,086,150	728,865
Sales and marketing services	—	199,317
Compensation	334,708	689,920
Consulting and professional services	687,983	457,185
Lease costs	116,983	262,596
Product royalties and warranties	198,750	451,189
Other	192,858	167,488

Total	$4,617,432	2,956,560

  (h) Deferred Revenue

        Deferred revenue consists of payments received to maintain exclusivity and are recognized ratably over the contract period.

  (i) Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including, cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value.

  (j) Research and Development Costs and Software Development Costs

        Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2002, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

  (k) Revenue

        The Company generates revenue from the sale of its products, software and licensing arrangements. Revenue from the sale of products is recognized when evidence of an arrangement exists, ownership transfers to the customer or distributor, the price is fixed and collectibility is probable. The software component of the Company's products is considered incidental under Statement of Position (SOP) 97-2, Software Revenue Recognition.

        Software fees are comprised of sales of prepackaged software that can be sold independently or in conjunction with product sales. Software fees are recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the receivable is probable. Software sales are to retail consumers who install the software themselves and pay via credit card prior to shipment. We also sell software to mass-market resellers who have a contractual or implied right of return and as we do not have a historical basis for estimating returns from this channel, the Company recognizes revenue when the software is sold through to the end user. The Company provides support only to assist in installing the software. Service revenue, including training and consulting services, is recognized as services are performed. Licensing fees are recognized ratably over the contract term.

        Cost of product revenue consists primarily of purchases of products from contract manufacturers, warranty reserves and royalty payments, in addition to costs of personnel directly related to managing the supply chain and related overhead. Cost of software revenue primarily consists of purchases of product. Additionally, costs of shipping are included in software and other cost of revenue.

        The Company provides 30 day right of return on software sales and limited warranty on its software products for 90 days from date of purchase. However as returns have been insignificant, no reserve has been established. The Company does not provide price protection or right of return on health monitoring devices. The Company provides limited warranty on its devices for periods of 12 to15 months, based on historical experience.

  (l) Stock-Based Charges

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

        The Company accounts for non-employee stock based awards in accordance with SFAS 123 and related interpretations. Prior to the Company's initial public offering in July 2002, the fair value of equity instruments was determined by the Company's Board of Directors. Subsequent to July 2002, the fair value of the Company's equity instruments is determined by the price of the Company's stock.

  (m) Income Taxes

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

  (n) Advertising Costs

        The Company accounts for advertising costs as a prepaid expense until such time as the media placement occurs. Advertising expense was $0 in 2000, $182,811 in 2001 and $1,277,013 in 2002. The Company has advertising prepayments of $0 and $2,323,128 included in prepaid expenses at December 31, 2001 and 2002, respectively.

  (o) Loss Per Share

        Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, (SFAS No. 128). Under SFAS No. 128, basic loss per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for all periods, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive due to the net losses for each year.

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Years ended December 31,
	2000	2001	2002
Numerator:
Loss from continuing operations	$(13,725,031)	(19,721,722)	(16,811,334)
Loss from discontinued operations	—	(11,572,481)	—

Net loss	(13,725,031)	(31,294,203)	(16,811,334)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the year	4,839,987	5,839,600	7,299,272
Weighted average number of common equivalent shares issued during the year	680,732	1,029,252	5,767,868

Denominator for basic and diluted loss per share—weighted average shares	5,520,719	6,868,852	13,067,140

Loss per share—basic and diluted:
Continuing operations	$(2.49)	(2.87)	(1.29)
Discontinued operations	—	(1.69)	—

Net loss	$(2.49)	(4.56)	(1.29)

        For the years ending December 31, 2000, 2001, and 2002, 2,439,857, 8,935,403, and 6,946,349 respectively, potential common stock equivalents consisting of options and warrants were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(3) Acquisitions

        On April 16, 2001, the Company issued 1,446,525 shares of common stock and 86,804 options to purchase common stock in exchange for all of the outstanding common stock of Baby-C, a provider of instructional and promotional products to the juvenile products market. Concurrently with the closing of the acquisition, certain shareholders of Baby-C and their affiliates made a $5.0 million investment in the Company's Series C preferred stock at $7.50 per share which was the same price paid by the other investors in the same offering. The acquisition of Baby-C was a condition to this investment. The fair value of the common stock options was determined using the Black-Scholes option pricing model with the following assumptions: no volatility or dividends, contractual life of 4 years, and risk free interest rate of 4.56%. This resulted in a fair value of $447,720 and together with the common stock (valued at $7.50 a share on the purchase date based on the price of recent preferred stock offerings) and related costs of the acquisition total consideration granted was $11,341,441. The acquisition was accounted for using the purchase method, with the excess consideration over net tangible assets acquired resulting in goodwill, which was being amortized over an estimated useful life of 7 years. However, during the fourth quarter of 2001, the Company terminated the operations and accordingly, the results of Baby-C's operations have been included in the financial statements since the date of acquisition, in loss from discontinued operations. Revenue from April 16 through December 31, 2001 was approximately $62,000. See note 4.

        The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$90,812
Accounts receivable	2,871
Inventory	414,236
Goodwill	10,869,369

Total assets acquired	11,377,288
Accounts payable and accrued liabilities	(35,847)

Net assets acquired	$11,341,441

        On March 29, 2000, the Company issued 818,280 shares of common stock in exchange for all of the outstanding common stock of Softcare, Inc. (Softcare), a provider of nutrition and other health tracking software. The acquisition was accounted for using the purchase method. The Company issued 654,625 shares upon consummation of the merger, and placed 163,655 in escrow for resolution of general representations and warranties. These shares have been included as consideration in the calculation of the purchase price. The fair value of the common stock issued was $1,227,422 as of the purchase date based on the price of recent preferred stock offerings. The results of Softcare's operations have been included in the financial statements since the date of acquisition.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$55,642
Property and equipment	87,754
Purchased computer software	1,182,309

Total assets acquired	1,325,705
Accounts payable and accrued liabilities	(98,283)

Net assets acquired	$1,227,422

        The acquired intangible assets represent software that was expected to be utilized and integrated into the Company's future products. The amount was being amortized over the estimated useful life of three years using the straight-line method. However, in December 2001 the Company discontinued the products and introduced a product of its own. As no significant features had been utilized in subsequent products, the remaining computer software balance of $492,593 was considered impaired and the related impairment is included in general and administrative expenses in the year ended December 31, 2001.

(4) Discontinued Operations

        As discussed in note 3, the Company discontinued the operations of Baby-C during 2001. The results of operations of Baby-C through the end of the year and impairment of the net assets, including the associated goodwill, to net salvage value are shown as loss from discontinued operations in the statement of operations. No income tax benefit was recognized as utilization of it was not deemed to be more likely than not. The associated net assets, consisting of inventory subsequently sold to a liquidator, have been classified as "Assets held for sale from discontinued operation" in the balance sheet. The following presents the activity of Baby-C from April 16, 2001 through December 31, 2001. There were no operations subsequent to December 31, 2001.

Revenue	$62,110
Cost of revenue	535,959

Gross loss	(473,849)
Operating expenses	11,098,130

Operating loss from discontinued operations	(11,571,979)
Other expense, net	502

Loss from discontinued operations before income taxes	(11,572,481)
Income tax benefit	—

Loss from discontinued operations	$(11,572,481)

(5) Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Repairs and maintenance costs are expensed as incurred. Property and equipment consist of the following:

	December 31,
			Estimated useful life
	2001	2002
Furniture and fixtures	$329,765	418,084	60 months
Computer equipment	1,078,243	1,399,609	36 months
Development tools	762,029	668,925	18 months
Leasehold improvements	703,720	796,135	60 months
Purchased software	566,639	922,576	36 months
Capitalized website and software	—	769,156	24 months
Assets not yet in use	—	134,075	—

	3,440,396	5,108,560
Less accumulated depreciation and amortization	(805,158)	(2,111,316)

	$2,635,238	2,997,244

(6) Stockholders' Equity

  (a) Common and Preferred Stock

        In April 2002, the board of directors increased the number of authorized shares of common and preferred stock to 100,000,000 and 8,200,000, respectively, and declared a 4 for 3 stock split for all classes of stock. The stockholders approved the resolution, and on June 17, 2002 the Company amended its certificate of incorporation. In July 2002, the Company closed its initial public offering of 4,000,000 shares of its common stock at a price to the public of $7.50 per share, all of which shares were issued and sold by the Company. Upon the closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, less the repurchase of 133,333 shares of Series B Preferred Stock at a price of $6.53 per share, were converted into 7,874,626 shares of common stock.

  (b) Stock Options

        In 1998, the Board of Directors approved the 1998 stock option plan (the Plan). Under the Plan, the Company granted options to employees, directors, consultants and advisors. The Company had reserved 4,000,000 shares of common stock for issuance pursuant to the Plan. As of June 17, 2002, options and stock purchase rights to acquire a total of 2,880,310 shares of common stock were issued and outstanding and a total of 212,037 shares of our common stock had been issued upon the exercise of options and stock purchase rights granted under this Plan. Effective with the Company's initial public offering in July 2002, the Board of Directors decided not to grant any additional awards under this Plan.

        During June 2001, the Company issued an option to purchase 6,666 shares with an exercise price of $2.63 to a consultant relating to services to be performed. The options vest over 4 years and have a life of 10 years. The Company measures the fair value of the option at each balance sheet date and recognizes the appropriate amount of cost based on the options vested. Costs of $26,602 have been recognized in 2002 and are reflected in selling, general and administrative stock-based charges on the accompanying statement of operations.

        During October 2001, the Company modified 24,631 options, with weighted average exercise prices of $2.30, of terminating individuals in conjunction with the closure of an office. The modification of previously granted stock options resulted in a new measurement date. The fair value of the Company's common stock exceeded the exercise price on the date of the modification, and accordingly, compensation cost of $123,365, as measured using the intrinsic value method, has been included in selling, general and administrative stock-based charges in the accompanying 2001 financial statements.

        In April 2002, the Board of Directors approved the 2002 stock option plan (the 2002 Plan) providing for the grant of options to employees, directors and consultants. The Company has reserved a total of 3,333,333 shares of common stock for issuance pursuant to the 2002 Plan. The 2002 Plan provides for any shares reserved but unissued under the 1998 stock option plan and any shares returned to the 1998 stock option plan as the result of termination of options or repurchase of shares issued will be reserved for issuance under the 2002 Plan, together with annual increases in the number of shares available for issuance on the first day of each fiscal year. Under the 2002 Plan, options are granted at exercise prices not less than the fair value of the Company's common stock on the grant date. Options generally vest over four years and expire after 10 years.

        In April 2002, the Board of Directors approved the 2002 Director Option Plan. The Company has reserved a total of 200,000 shares of common stock for issuance, as well as providing for annual increases in the number of shares available on the first day of each fiscal year.

        In June 2002, the Company accelerated vesting of an employee's options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to cost of revenue of approximately $149,000.

        In July 2002, the Company accelerated vesting of an employee's options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to selling, general and administrative stock-based charges of approximately $22,000.

        In September 2002, the Company accelerated the vesting of a director's options as compensation for his services as a member of the Board of Directors over the last two years. This modification was accounted for under APB 25, as the director resigned his board position and is not providing future services, resulting in a charge to selling, general and administrative stock-based charges of approximately $25,000.

        In December 2002, the Company accelerated vesting of an employee's options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to cost of revenue of approximately $21,000.

        At December 31, 2001 and 2002, 1,879,259 and 2,709,887 shares were available for grant under the Plan, respectively. The per share weighted average fair value of stock options granted during 2000, 2001 and 2002 was $0.29, $5.07 and $6.13 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividends, no volatility in 2000 and 2001 and 55% volatility in 2002, expected life of four years and risk-free interest rate of 6.08%, 4.14% and 3.14%, respectively. In addition, at December 31, 2002, there are 8,512 options with exercise prices of $4.58 per share, which were granted outside the Plan.

        During 2001, the Company granted options with exercise prices less than the estimated fair value of common stock on the date of grant based on contemporaneous sales of convertible preferred stock. The related compensation expense is being recognized over the vesting period of the options, which is the difference between $7.50 per share, and the exercise price. Unrecognized compensation expense at December 31, 2001 and December 31, 2002 totaled $1,488,082 and $2,509,183, respectively. If the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's net loss would have been approximately $(13,832,648), $(31,461,727), and $(18,156,148), and basic and diluted net loss per share would have been $(2.51), $(4.58), and $(1.39) for the years ended December 31, 2000, 2001, and 2002, respectively.

        The following table summarizes stock option activity and balances for the years ended December 31, 2000, 2001, and 2002:

	Number of options	Weighted-average exercise price
Balance at December 31, 1999	693,332	$0.75
Granted	1,744,338	2.16
Exercised	(180,000)	0.19
Forfeited	(113,332)	1.15

Balance at December 31, 2000	2,144,338	1.92
Granted	448,046	2.86
Exercised	(13,147)	2.21
Forfeited	(651,643)	2.55

Balance at December 31, 2001	1,927,594	1.93
Granted	3,075,146	6.13
Exercised	(122,119)	2.37
Forfeited	(372,441)	6.04

Balance at December 31, 2002	4,508,180	$4.44

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2002	Weighted average exercise price
$0.94 - $1.88	936,770	2.83	$1.37	918,074	$1.36
2.06 - 2.63	1,027,887	7.05	2.45	524,199	2.30
2.63 - 5.80	967,399	8.37	4.93	20,000	2.63
6.05 - 6.98	267,000	8.38	6.16	198,000	6.05
7.50	1,309,124	8.31	7.50	20,000	7.50

	4,508,180	6.90	$4.44	1,680,273	$2.30

The table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair market value at the date of grant or greater than the fair market value at the date of grant:

	Years ended December 31,
	2000	2001	2002
Exercise Price:
Less than fair market value—
Number of options	603,285	434,713	512,661
Weighted average exercise price	$2.51	$2.86	$2.73
Weighted average fair value	$0.48	$5.07	$5.16
Equal to fair market value—
Number of options	341,054	13,333	2,562,485
Weighted average exercise price	$2.28	$2.63	$6.81
Weighted average fair value	$0.38	$0.43	$2.45
Greater than fair market value—
Number of options	799,999	—	—
Weighted average exercise price	$1.86	—	—
Weighted average fair value	$0.13	—	—

  (c) Warrants

        In May 2001, the Company issued warrants to purchase 66,666 shares of common stock at an exercise price of $7.50 per share in connection with a corporate alliance agreement. The warrants were fully vested upon grant and expired two months after grant date. Simultaneously, the Company issued fully vested warrants to purchase 66,666 shares of common stock at an exercise price of $11.25 per share. These warrants expired on March 29, 2002. The fair value of the warrants was determined using the Black-Scholes option pricing model assuming no dividends, 66% volatility, risk free interest rate of 4.70% and an expected life of 2 months and 10 months, respectively. The Company determined the fair value of the warrants to be $115,288 and has been reflected as selling, general and administrative stock-based charges in the accompanying statement of operations.

        In December 2001, the Company issued warrants to purchase 171,849 shares of common stock at $7.50 per share to a consultant for services related to acquiring certain distribution channels for its BodyGem product. The warrants vest upon the achievement of a milestone, which occurred in June 2002. The fair value of the warrants was $290,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, risk free interest rate of 2.32% and an expected life of 1 year. The fair value of this warrant has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

        In May 2002, the Company entered into a strategic agreement with a company under which exclusive rights were granted to sell its products and deliver metabolic measurements in certain markets. Concurrently, in exchange for certain promotional services for which the partner is contractually obligated to provide over a three-year period, the Company granted a fully vested warrant to purchase 1,942,200 shares of common stock. Twenty percent of the warrant will be exercisable in full or in part in each of September 2002, December 2002, March 2003 and June 2003. Ten percent of the warrant will be exercisable in full or in part in each of September 2003 and December 2003. The warrant will terminate on December 31, 2003. The Company will recognize expense over the period the advertising will be performed. The total expense of approximately $2.3 million was determined using the Black-Scholes Option Pricing model with the following assumptions: volatility 50%, no dividend yield, risk free interest rate of 4%, and expected lives ranging from three months to 18 months. The fair value of this warrant has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

        In September 2002, the Company issued a fully vested warrant to a consultant, who later was appointed to serve as president and chief operating officer of the Company, to purchase an aggregate of 76,000 shares of common stock, of which 40,000 shares are exercisable at an exercise price of $7.50 per share expiring on September 26, 2004, and the remaining 36,000 shares are exercisable at an exercise price of $10.00 per share expiring on September 26, 2005. The fair value of the warrant approximated $59,000, as determined using the Black-Scholes options pricing model assuming no dividends, 55% volatility, risk free interest rates ranging from 2.12% to 2.45% and expected lives of two to three years. The fair value of this warrant has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

        In December 2002, the Company issued four fully vested warrants to consultants to purchase an aggregate of 400,000 shares of common stock, of which 150,000 shares are exercisable at an exercise price of $10.00 per share expiring December 11, 2003, 150,000 shares are exercisable at an exercise price of $15.00 per share expiring December 11, 2004 and 100,000 shares are exercisable at an exercise price of $20.00 expiring December 11, 2005. The fair value of the warrants approximated $107,000, as determined using the Black-Scholes options pricing model assuming no dividends, 55% volatility, risk free interest rates ranging from 1.47% to 2.27% and expected lives of one to three years. The fair value of this warrant has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

        In December 2002, the Company issued a warrant to purchase 625,000 shares of common stock at prices ranging from $15.00 to $50.00 per share to a consultant for services based upon the acquisition of, or introduction into certain distribution channels for its health monitoring products. The warrants become exercisable upon the occurrence of seven defined events. As of December 31, 2002, the condition for one event was met granting the consultant the right to purchase up to 225,000 shares of common stock at an exercise price of $15.00 per share expiring December 11, 2003. The fair value of the warrant approximated $16,000, as determined using the Black-Scholes options pricing model assuming no dividends, 55% volatility, a risk free interest rate of 1.43% and an expected life of one year. As there is no significant disincentive for nonperformance on the part of the consultant for the remaining six conditions, a measurement date has not occurred for the remaining warrants, and no additional amounts have been recorded in the accompanying financial statements. The fair value of this warrant has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

  (d) Employee Stock Purchase Plan

        In April 2002, the Board of Directors approved an Employee Stock Purchase Plan (ESPP). The Company has reserved a total of 933,333 shares of common stock to be made available for sale. The ESPP provides for annual increases in the number of shares available on the first day of each fiscal year.

        All of our employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. However, an employee may not purchase stock if such employee:

  •
  immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or

  •
  whose rights to purchase stock under all of our employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year

        The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares during a 6-month purchase period.

        Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair value of our common stock at the beginning of an offering period or at the end of a purchase period.

(7) Income Taxes

        Income taxes differ from the amounts that would result from applying the federal statutory rate 35% as follows:

	Years ended December 31,
	2000	2001	2002
Expected tax benefit	$(4,803,761)	(10,952,971)	(5,883,967)
State income taxes, net of federal benefit	(1,056,339)	(1,370,969)	(707,809)
Change in valuation allowance for deferred tax assets	6,159,374	7,613,188	6,366,907
Amortization of non-deductible goodwill	100,496	4,436,855	—
Research and experimentation credit	(335,762)	—	(349,862)
Stock-based charges	—	346,417	1,238,061
Other, net	(64,008)	(72,520)	(663,330)

	$—	—	—

        Temporary differences that give rise to significant components of deferred tax assets are as follows:

	December 31,
	2001	2002
Net operating loss carryforwards	$12,837,203	18,063,602
Inventory impairments and write-offs	1,258,119	1,453,470
Other, net	571,807	1,516,964

Gross deferred tax assets	14,667,129	21,034,036
Valuation allowance	(14,667,129)	(21,034,036)

Net deferred tax assets	$—	—

        At December 31, 2001 and 2002, the Company has a cumulative net operating loss carryforward for income tax purposes of approximately $29.8 million and $45.5 million, respectively, which expires in various amounts through the year 2022, if not utilized. The utilization of the net operating loss carryforward may be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

        Due to the uncertainty regarding the utilization of net operating loss carryforwards and research and experimentation credit carryforwards, no tax benefit has been recorded by the Company in any period, and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

        The Company also has research and experimentation credit carryforwards for income tax purposes available totaling approximately $686,000, which if not utilized will expire in 2022. The total credit carryforward is also subject to limitation under Section 382 of the Internal Revenue Code.

(8) Commitments and Contingencies

  (a) Commitments

        The Company leases office space under noncancelable operating leases. Rent expense is recognized on the straight-line basis over the lease term. Future minimum lease payments as of December 31, 2002 are as follows:

2003	$998,120
2004	992,797
2005	705,759
2006	485,822
2007	500,031
Thereafter	168,256

Total minimum payments	$3,850,785

        Rent expense for the years ended December 31, 2000, 2001 and 2002 was $354,272, $1,323,206, and $960,345, respectively.

        The Company had entered into an agreement with a vendor to provide web-hosting services over a 24-month period at an approximate cost of $110,000 per month to begin at an undesignated future date. The Company made a $335,530 prepayment to the vendor upon execution of the agreement. Due to a restructuring undertaken by the vendor, the vendor is no longer able to provide the services originally contemplated. The Company has demanded refund of the prepayment in full and will continue to pursue collection of this amount. Due to the low probability of recovering the prepayment, the Company has expensed the $335,530 prepayment made to the vendor to selling, general, and administrative expenses as of December 31, 2002.

        The Company has entered into royalty agreements for two components where defined percentages of related component revenue is payable to the owner of the rights to the components. In order to maintain exclusive rights for the Company's field of use it is required to make minimum payments up to $800,000 in the aggregate each year.

        In May 2002, the CEO and founder agreed to assign specific intellectual property to the Company in exchange for cash payment of $1,750,000. In addition, to the extent the Company develops products incorporating certain technologies, it will pay royalties initially at 3% of revenue received from the sale of such products, and then at declining percentages based on pre-determined thresholds, but not to exceed $6,000,000.

  (b) Significant Customers

        Revenue earned from significant customers is as follows:

	Years ended December 31,
	2000	2001	2002
Customer A	—	—	56%
Customer B	—	29%	9%
Customer C	—	15%	—
Customer D	—	—	6%
Customer E	—	—	13%

        At December 31, 2001 and 2002, receivables from these customers represented 75% and 65%, respectively, of receivables.

(9) Employee Benefit Plan

        In January 2001, the Company implemented a 401(k) Plan for the benefit of substantially all its employees. The Company may make discretionary matching contributions. No company contributions have been made to date.

(10) Geographic information

        The Company's operations and all assets are based in the United States. The Company sells products to both domestic and foreign customers. The Company's revenue by geographic area for the years ended December 31, 2000, 2001 and 2002 is as follows:

	Years ended December 31,
	2000	2001	2002
United States	100%	100%	87%
Europe	—	—	5%
Taiwan	—	—	8%

(11) Related party transactions

        The Company receives professional services from a firm in which a director is a partner. Fees paid were $606,000, $602,000, $770,000, respectively, for the years ended December 31, 2000, 2001, and 2002, respectively. In addition, a former director and stockholder of the Company was an officer during 2002 in a company with which HealtheTech entered into a product sales agreement. HealtheTech recognized approximately $1.1 million in revenue from this company for the year ended December 31, 2002. The director resigned his position effective October 1, 2002 and the product sales agreement expired October 31, 2002.

        As discussed in Note 8 (a), the Company's CEO and founder assigned patent rights to the Company in exchange for cash payment of $1,750,000.

(12) Fourth Quarter Adjustments

        In 2002, the Company established an annual company-wide bonus plan based on a combination of the company and individual performance factors. The Company accrued $1.4 million based on meeting or exceeding performance goals through the third quarter 2002. As the Company did not achieve 100% of its annual goals, it reversed a total of approximately $1.3 million of the accrued bonus in the fourth quarter of 2002.

        Certain officers were granted stock options at below fair market value in early 2002 that vested in four years but the vesting would accelerate to one year if Company revenue goals discussed above were achieved. Through the third quarter of 2002, the Company was meeting or exceeding performance goals and thus the Company was amortizing these stock-based charges over the estimated one-year vesting period. As annual revenue goals were not achieved, the stock options did not vest. The Company reversed a total of approximately $1.3 million of selling, general and administrative stock-based charges. These stock-based charges will be recognized over their original vesting term of four years.

(13) Valuation Accounts

	Balance at beginning of period	Additions charged (credited) to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the year ended:
December 31, 2002	$36,781	$83,016	$(90,366)	$29,431
December 31, 2001	—	36,781	—	36,781
December 31, 2000	—	—	—	—
Warranty reserve for the year ended:
December 31, 2002	25,000	300,957	(197,770)	128,187
December 31, 2001	—	25,000	—	25,000
December 31, 2000	—	—	—	—

(14) Selected Quarterly Financial Data (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31
	(in thousands, except per share data)
Fiscal 2001
Revenue	$653	382	195	1,463
Gross profit	166	(216)	(369)	(2,040)
Loss from continuing operations	(4,044)	(4,002)	(5,301)	(6,375)
Net loss	$(4,044)	(4,541)	(6,390)	(16,319)
Loss per share—basic and diluted	$(0.69)	(0.65)	(0.88)	(2.24)
Fiscal 2002
Revenue	$2,355	3,279	5,265	2,632
Gross profit	471	1,601	3,137	1,477
Net loss	$(3,862)	(4,045)	(3,350)	(5,554)
Loss per share—basic and diluted	$(0.53)	(0.55)	(0.19)	(0.28)

  •
  Earnings Per Share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not necessarily equal the full-year EPS.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHETECH, INC.
Date: February 25, 2003	By:	/s/ JAMES R. MAULT, M.D. James R. Mault, M.D. Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Mault, M.D., and Stephen E. Webb, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 25, 2003	/s/ JAMES R. MAULT, M.D. James R. Mault, M.D. Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 25, 2003	/s/ STEPHEN E. WEBB Stephen E. Webb Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 25, 2003	/s/ JAMES W. DENNIS James W. Dennis Director

S-1

Date: February 25, 2003	/s/ KHALID AL-MANSOUR Khalid Al-Mansour Director
Date: February 25, 2003	/s/ VERNON A. BRUNNER Vernon A. Brunner Director
Date: February 25, 2003	/s/ ALLEN M. KRASS Allen M. Krass Director
Date: February 25, 2003	/s/ CHARLES P. ROTHSTEIN Charles P. Rothstein Director
Date: February 25, 2003	/s/ ARTHUR J. SAMBERG Arthur J. Samberg Director
Date: February 25, 2003	/s/ ROBERT I. THEIS Robert I. Theis Director

S-2

CERTIFICATIONS

        I, James R. Mault, M.D., certify that:

        1.    I have reviewed this annual report on Form 10-K of HealtheTech, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003
	By:	/s/ JAMES R. MAULT, M.D. James R. Mault, M.D. Chairman and Chief Executive Officer (Principal Executive Officer)

C-1

        I, Stephen E. Webb, certify that:

        1.    I have reviewed this annual report on Form 10-K of HealtheTech, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003
	By:	/s/ STEPHEN E. WEBB Stephen E. Webb Chief Financial Officer (Principal Financial Officer)

C-2

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of registrant.*
3.2	Amended and Restated Bylaws of registrant.*
4.1	Form of registrant's common stock certificate.*
4.2	Sixth Amended and Restated Investor Rights Agreement, as amended, dated June 21, 2001, between the registrant and the parties named therein.*
4.3	Amendment No. 1 to the Sixth Amended and Restated Investor Rights Agreement, dated June 11, 2002, between the registrant and the parties named therein.*
4.4	Warrant to Purchase Shares of Common Stock issued by the registrant to HEALTHSOUTH Corporation.***
4.5	Amendment No. 2 to the Sixth Amended and Restated Investor Rights Agreement, dated June 12, 2002, between the registrant and the parties named therein.*
4.6	Amendment No. 3 to the Sixth Amended and Restated Investor Rights Agreement, dated June 28, 2002, between the registrant and the parties named therein.*
4.7	Warrant to Purchase Shares of Common Stock issued by the registrant to American Sales & Merchandising, LLC.*
4.8	Warrant to Purchase Shares of Common Stock issued by the registrant to James W. Dennis.***
4.9	Warrant to Purchase Shares of Common Stock issued by the registrant to Pamela Peeke.
4.10	Warrant to Purchase Shares of Common Stock issued by the registrant to Augie Nieto.
4.11	Warrant to Purchase Shares of Common Stock issued by the registrant to James O. Hill.
4.12	Warrant to Purchase Shares of Common Stock issued by the registrant to Vernon Brunner.
4.13	Warrant to Purchase Shares of Common Stock issued by the registrant to Michael Liberty, as amended.
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2	1998 Stock Plan.*
10.3	2002 Stock Plan and related agreements.*
10.4	2002 Employee Stock Purchase Plan and related agreements.*
10.5	2002 Director Option Plan and related agreements.*
10.6	Standard Office Lease, dated October 2, 2000, between the registrant and New Genesee Land Company, LLC, as amended on January 24, 2001.*
10.7	Office Lease, dated April 24, 2000, between the registrant and Gatito Enterprises Joint Venture.*
10.8	Lease Agreement, dated April 17, 2000, between the registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone.*
10.9	Assignment Agreement, dated May 22, 2002, between the registrant and James R. Mault, M.D.*
10.10†	License Agreement, dated August 17, 1999, between the registrant and Sensors for Medicine and Science, Inc.*

10.11	Amendment No.1 to License Agreement, dated October 30, 1999, between the registrant and Sensors for Medicine and Science, Inc.*
10.12	Amendment and Supplement to License Agreement, dated March 31, 2000, between the registrant and Sensors for Medicine and Science, Inc.*
10.13†	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.*
10.14†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.15†	License Agreement, dated August 21, 1999, between the registrant and ndd Medizintechnik AG.*
10.16†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the registrant and Sanmina Corporation.*
10.17†	International Distribution Agreement, dated August 1, 2001, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare Inc.*
10.18†	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature's Sunshine Products, Inc.*
10.19†	United States Sales and Distribution Agreement, dated December 21, 2001, between the registrant and US Wellness, Inc.*
10.20	Purchase Agreement, dated March 6, 2002, between the registrant and Piranha Plastics, LLC.*
10.21	Purchase Agreement, dated March 6, 2002, between the registrant and Sienna Corporation.*
10.22†	International Distribution Agreement, dated March 19, 2002, between the registrant and Microlife Corporation.*
10.23†	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.*
10.24	Employment Offer Letter, executed on April 23, 2000, between the registrant and James R. Mault.*
10.25	Employment Offer Letter, executed on May 27, 1999, between the registrant and Noel L. Johnson.*
10.26	Employment Offer Letter, executed on February 11, 2002, between the registrant and Stephen E. Webb.*
10.27	Employment Offer Letter, executed on October 2, 2000, between the registrant and Kamal Hamid.*
10.28	Employment Offer Letter, executed on July 26, 2000, between the registrant and Jay T. Kearney.*
10.30	Change of Control Agreement, executed on November 10, 2000, between the registrant and James R. Mault.*
10.31	Change of Control Agreement, executed on November 3, 2000, between the registrant and Noel L. Johnson.*
10.32	Change of Control Agreement, executed on April 1, 2002, between the registrant and Stephen E. Webb.*
10.33	Change of Control Agreement, executed on April 11, 2002, between the registrant and Kamal Hamid.*

10.35	Employment Offer Letter, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.36	Change of Control Agreement, executed on April 11, 2002, between the registrant and Scott K. Meyer.*
10.37†	Strategic Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.38†	Promotion Agreement, dated May 23, 2002, between the registrant and HEALTHSOUTH Corporation.*
10.39	Employment Offer Letter, executed on July 1, 2002, between the registered and DeWayne R. Youngberg.**
10.40	Change of Control Agreement, executed on July 8, 2002, between the registrant and DeWayne R. Youngberg.**
10.41††	Vendor Agreement, dated June 24, 2002, between the registrant and SAM's West, Inc., as amended on August 6, 2002.***
10.42††	Strategic Partnership Agreement, dated August 8, 2002, between the registrant and Mead Johnson & Company, as amended on September 24, 2002.***
10.43	Employment Agreement, dated September 13, 2002, between the registrant and James R. Mault.***
10.44	Consulting Agreement, dated September 27, 2002, between the registrant and James W. Dennis.***
10.45
Amendments to International Distribution Agreement, dated September 26, 2002 and October 29, 2002, respectively, between the registrant and SensorMedics Corporation, a subsidiary of VIASYS Healthcare.***
10.46	Separation Agreement, dated November 5, 2002, between the registrant and Scott K. Meyer.
10.47	Employment Offer Letter, dated November 15, 2002, between the registrant and James W. Dennis.
10.48††	Amendment to Strategic Partnership Agreement, dated December 31, 2002, between the registrant and Mead Johnson and Company.
10.49††	Amendment to Strategic Agreement, dated in December 2002, between the registrant and HEALTHSOUTH Corporation.
10.50††	Amended and Restated International Distribution Agreement, dated June 24, 2002, between the registrant and Malacca International Corporation, a subsidiary of Microlife Corporation.
23.1	Consent of Independent Auditors.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-86076), as amended, filed with the SEC.

**
Incorporated herein by reference to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC.

***
Incorporated herein by reference to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

††
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.