Form 10-Q
period 2003-03-31
HEALTHETECH INC
filed 2003-05-06
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Registrant’s telephone number, including area code: (303) 526-5085

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2003, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 19,615,292.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HEALTHETECH, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,278,485	16,878,263
Investments	1,497,114	5,242,726
Receivables, net of allowance of $85,000 and $29,000 in 2003 and 2002	804,522	3,156,686
Inventory	2,433,707	2,359,809
Prepaid expenses	488,984	3,082,412
Other current assets	183,167	17,420
Total current assets	20,685,979	30,737,316
Property and equipment, net	2,769,395	2,997,244
Deposits	266,363	266,363
Restricted cash	1,371,170	1,372,497
Intangible assets, net of accumulated amortization of $885,000 and $741,000 in 2003 and 2002, respectively	3,366,849	3,406,326
TOTAL ASSETS	$28,459,756	38,779,746

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,460,193	2,243,769
Accrued liabilities	2,974,130	2,956,560
Current portion of deferred revenue	692,681	689,851
Note payable to related party	—	10,000
Total current liabilities	5,127,004	5,900,180
Other liabilities:
Deferred revenue, less current portion	502,325	669,767
Other liabilities	227,843	332,306
Total other liabilities	730,168	1,002,073
Total liabilities	5,857,172	6,902,253
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized in 2003 and 2002, 19,615,292 and 19,562,680 shares issued and outstanding in 2003 and 2002, respectively	19,615	19,563
Deferred stock-based charges	(2,203,585)	(2,509,183)
Additional paid-in capital	98,988,256	98,566,849
Accumulated deficit	(74,201,702)	(64,199,736)
Total stockholders’ equity	22,602,584	31,877,493
Commitments and contingencies
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$28,459,756	38,779,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHETECH, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2003	2002

Revenue:
Product sales	$928,117	2,017,611
Software and other	689,938	337,443
Total revenue	1,618,055	2,355,054
Cost of revenue:
Product sales	873,789	1,666,533
Software and other	273,520	217,587
Total cost of revenue	1,147,309	1,884,120
Gross profit	470,746	470,934
Operating expenses:
Research and development, excluding $83,613 and $62,909 of stock-based charges, respectively	2,434,821	1,434,621
Selling, general and administrative, excluding $535,234 and $524,384 of stock-based charges, respectively	7,490,208	2,382,973
Stock-based charges	618,847	587,293
Total operating expenses	10,543,876	4,404,887
Loss from operations	(10,073,130)	(3,933,953)
Interest income	73,056	74,847
Interest expense	(1,892)	(3,075)
Net loss	$(10,001,966)	(3,862,181)

Loss per common share:
Basic and diluted loss per common share	$(0.51)	(0.53)

Basic and diluted weighted average number of shares outstanding	19,588,678	7,307,911

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHETECH, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2003	Three months ended March 31, 2002

Cash flows from operating activities:
Net loss	$(10,001,966)	(3,862,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,259	402,767
Loss on disposal of property and equipment	—	79,369
Stock-based charges	620,922	588,528
Change in deposits and other	(104,463)	—
Allowance for doubtful accounts	65,000	—
Change in assets and liabilities net of effects of acquisitions:
Receivables	2,287,164	(689,104)
Inventory	(73,898)	779,076
Prepaid expenses and other current assets	2,427,681	(175,484)
Accounts payable	(783,576)	(1,210,163)
Accrued and other liabilities	17,570	1,124,669
Deferred revenue	(164,612)	—
Net cash used in operating activities	(5,155,919)	(2,962,523)
Cash flows from investing activities:
Purchase of office equipment, software and leasehold improvements	(182,164)	(378,438)
Purchase of marketable securities	—	(8,047)
Redemption of marketable securities	3,745,612	—
Purchase of intangible assets	(104,769)	(142,813)
Net cash provided by (used in) investing activities	3,458,679	(529,298)
Cash flows from financing activities:
Payments on note payable	(10,000)	(15,000)
Prepaid stock offering costs	—	(243,819)
Proceeds from preferred stock offering	—	2,900,000
Preferred stock issuance costs	—	(8,067)
Proceeds from sale of common stock	100,517	—
Proceeds from common stock option exercises	5,618	31,270
Net cash provided by financing activities	96,135	2,664,384
Net change in restricted cash	1,327	(97,768)

Net decrease in cash and cash equivalents	(1,599,778)	(925,205)
Cash and cash equivalents, beginning of period	16,878,263	12,898,164
Cash and cash equivalents, end of period	$15,278,485	11,972,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHETECH, INC.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)   Business and Basis of Financial Statement Presentation

HealtheTech, Inc. (the Company or HealtheTech) was incorporated in February 1998 under the laws of the State of Delaware. The Company operates in one segment and develops and markets health solutions designed to give consumers simple, informative ways to improve and maintain health and wellness.

The accompanying condensed financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-49871), filed on February 25, 2003. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

The Company’s financial statements are based on several significant estimates, including the reserve for warranty obligations and product returns, provision for excess and obsolete inventory, and the selection of estimated useful lives of long-lived assets.

(2)   Significant Accounting Policies

(a) Cash and Cash Equivalents and Restricted Cash

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represents amounts the Company has pledged related to deposits on leases for office space and equipment.

(b) Allowance for Doubtful Accounts

The Company extends credit terms to our customers based upon credit analysis performed by management.  An allowance is made for customer accounts for which collection has become doubtful.

(c) Investments

Investments of $1,497,114 and $5,242,726 at March 31, 2003 and December 31, 2002, respectively, consisted of mutual funds with investments in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale.

(d) Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method and consists of purchased items or finished goods that were manufactured for the Company by contract manufacturers. The Company is contractually required to purchase from a manufacturer raw materials and work-in-process that such manufacturer has purchased or processed based on the Company’s initial forecasts, but which will not be utilized within 90 days due to subsequently revised forecasts. The Company normally leaves such inventory at the manufacturer, but can request it to be shipped to another location, and bears risk of loss due to obsolescence and other general inventory risk other than pilferage or mishandling by the manufacturer.

(e) Intangible Assets

Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to ten years.  Amortization expense was $144,246 and $83,877, for the three months ending March 31, 2003 and 2002, respectively.

(f) Accrued liabilities

Accrued liabilities consisted of the following:

	March 31, 2003	December 31, 2002
	(unaudited)
Contract manufacturer	$728,865	728,865
Sales and marketing services	331,644	199,317
Compensation	518,578	689,920
Consulting and professional services	281,765	457,185
Lease costs	302,881	262,596
Product royalties	559,523	451,189
Other	250,874	167,488
Total	$2,974,130	2,956,560

(g) Deferred Revenue

Deferred revenue consists of payments received to maintain exclusivity and are recognized ratably over the contract period.

(h) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including, cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value.

(i) Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company’s software is deemed to be technologically feasible at the point a working model of the software product is developed.  Through March 31, 2003, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

(j) Revenue

The Company generates revenue from the sale of its products, software and licensing arrangements.  Revenue from the sale of products is recognized when evidence of an arrangement exists, ownership transfers to the customer or distributor, the price is fixed and collectibility is probable. The software component of the Company’s products is considered incidental under Statement of Position (SOP) 97-2, Software Revenue Recognition.

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

The Company provides 30 day right of return on software sales and limited warranty on its software products for 90 days from date of purchase. However as returns have been insignificant, no reserve has been established. In general, the Company does not provide price protection or right of return on health monitoring devices. The Company provides limited warranty on its devices for periods of 12 to 15 months.

(k) Stock-Based Charges

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation expense is recorded for options issued to employees and directors on the date of grant only if the current estimated fair value of the underlying common stock exceeds the exercise price of the option, the intrinsic value method. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss disclosures as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

At March 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 4. The following table illustrates the effect on net loss if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation.

	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)
Net loss, as reported	$10,001,966	3,862,181
Stock-based employee compensation costs, included in net loss	(305,598)	(563,112)
Stock-based employee compensation cost, if fair value based method used	1,647,702	618,235
Pro forma net loss	11,344,070	3,917,304

Net loss per share, basic and diluted, as reported	$(0.51)	(0.53)
Net loss per share, basic and diluted, pro forma	$(0.58)	(0.54)

The Company accounts for non-employee stock based awards in accordance with SFAS No. 123 and related interpretations.  Prior to the Company’s initial public offering in July 2002, the fair value of equity instruments was determined by the Company’s Board of Directors.  Subsequent to July 2002, the fair value is determined by price of the Company’s stock.

(l) Income Taxes

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

At March 31, 2003, the Company has a deferred tax asset primarily consisting of a cumulative net operating loss carryforward for income tax purposes of approximately $54.5 million (unaudited), which expires in various amounts through the year 2022, if not utilized. Due to the uncertainty regarding the utilization of net operating loss carryforwards, the Company has recorded no tax benefit and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

(m) Advertising Costs

Advertising costs are expensed when media placements occur.  Advertising expense was $3,332,100 and $22,445 for the three months ended March 31, 2003 and 2002, respectively.

(n) Loss Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended March 31,
	2003	2002
Numerator:
Net loss	$(10,001,966)	(3,862,181)
Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	19,562,680	7,299,272
Weighted average number of common equivalent shares issued during the period	25,998	8,639
Denominator for basic and diluted loss per share—weighted average shares	19,588,678	7,307,911
Loss per share—basic and diluted:
Net loss	$(0.51)	(0.53)

For the three months ending March 31, 2003 and 2002, 8,270,845 and 2,692,386 respectively, potential common stock equivalents consisting of options and warrants were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(3)   Property and Equipment

Property and equipment consist of the following:

	March 31, 2003	December 31, 2002	Estimated useful life
	(unaudited)

Furniture and fixtures	$428,400	418,084	60 months
Computer equipment	1,474,415	1,399,609	36 months
Development tools	821,594	668,925	18 months
Leasehold improvements	796,135	796,135	60 months
Purchased software	980,650	922,576	36 months
Capitalized website and software	769,156	769,156	24 months
Capital projects in process	20,374	134,075
	5,290,724	5,108,560
Less accumulated depreciation and amortization	(2,521,329)	(2,111,316)
Total property and equipment	$2,769,395	2,997,244

(4)   Warrants and Non-Qualified Stock Options

In March 2003, the Company issued a fully vested warrant to a consultant to purchase an aggregate of 85,000 shares of common stock at an exercise price of $7.50 per share.  In addition, this consultant was issued fully vested non-qualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $7.50 per share. The fair value of the warrant and stock options approximated $57,000, as determined using the Black-Scholes option pricing model assuming no dividends, 92% volatility, risk free interest rates ranging from 1.47% to 2.24% and expected lives of two to four years and has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

In March 2003, the Company issued a fully vested warrant to a consultant to purchase an aggregate of 4,000 shares of common stock at an exercise price of $1.80 per share.  The fair value of the warrant and stock options approximated $5,000, as determined using the Black-Scholes option pricing model assuming no dividends, 92% volatility, risk free interest rate of 2.97% and an expected life of five years and has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

In December 2002, the Company issued a warrant to purchase 625,000 shares of common stock at prices ranging from $15.00 to $50.00 per share to a consultant for services based upon the acquisition of or introduction into certain distribution channels for its health monitoring products. The warrants become exercisable upon the occurrence of seven defined events.  The condition for one event was met during the year ended December 31, 2002.  In January 2003, the condition for a second event was met granting the consultant the right to purchase up to 200,000 shares of common stock at an exercise price of $40.00 per share expiring in three years.  The fair value of the warrant approximated $58,000, as determined using the Black-Scholes options pricing model assuming no dividends, 83% volatility, risk free interest rate of 2.21% and an expected life of three years. As there is no significant disincentive for nonperformance on the part of the consultant for the remaining five conditions, a measurement date has not occurred for the remaining warrants, and no additional amounts have been recorded in the accompanying financial statements. The fair value of this warrant has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

(5)   Stockholders’ Equity

(a) Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.  The first six-month offering period ended February 18, 2003 and employees purchased 49,786 shares at a price of $2.02 per share.

(b) Stock Options

The following table summarizes stock option activity and balances for the period ended March 31, 2003 and 2002:

	2003 Number of options	2003 Weighted-average exercise price	2002 Number of options	2002 Weighted-average exercise price
Balance at December 31,	4,508,180	$4.44	1,927,594	$1.93
Granted	1,765,681	2.33	512,661	2.74
Exercised	(426)	2.63	(12,949)	2.42
Forfeited	(141,319)	5.83	(76,796)	3.19
Balance at March 31, (unaudited)	6,132,116	$3.80	2,350,510	$2.06

The following table summarizes information about stock options outstanding at March 31, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of March 31, 2003	Weighted average exercise price

$0.94 - $1.68	1,571,942	5.74	$1.49	846,666	$1.32
1.71 - 2.55	1,387,442	4.94	2.30	1,130,946	2.34
2.63 - 5.80	1,615,406	8.98	4.01	377,080	2.80
6.05 - 6.98	263,000	8.24	6.16	198,624	6.07
7.50	1,294,326	8.09	7.50	76,852	7.50
	6,132,116	7.01	$3.80	2,630,168	$2.51

The following table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair market value at the date of grant or greater than the fair market value at the date of grant:

	Period ended March 31,
	2003	2002
Exercise Price:
Less than fair market value -
Number of options	—	512,661
Weighted average exercise price	—	$2.74
Weighted average fair value	—	$5.16
Equal to fair market value -
Number of options	1,690,681	—
Weighted average exercise price	$2.10	—
Weighted average fair value	$1.33	—
Greater than fair market value -
Number of options	75,000	—
Weighted average exercise price	$7.50	—
Weighted average fair value	$0.83	—

The per share weighted average fair value of stock options granted was $1.31 and $5.16 during the three months ended March 31, 2003 and 2002, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends, volatility ranging from 83% to 92% during the three months ended March 31, 2003 and 0% volatility during the three months ended March 31, 2002, risk-free interest rates ranging from 2.36% to 2.59% during the three months ended March 31, 2003 and 3.99% during the three months ended March 31, 2002, and an expected life of four years.

(6)   Significant Customers

Revenue earned from significant customers is as follows:

	Three months ended March 31,
	2003	2002
	(unaudited)

Customer A	31%	18%
Customer B	13%	—
Customer C	—	43%
Customer D	11%	23%

At March 31, 2003 and 2002, receivables from these customers represented 62% and 49% respectively, of total receivables.

(7)   Related Party Transactions

The Company receives professional services from a firm in which a director is a partner. Fees paid were $179,000 and $140,000 for the three months ended March 31, 2003 and 2002, respectively.  In addition, a former director and a stockholder of the Company was an officer during 2002 in a company with which HealtheTech entered into a product sales agreement. HealtheTech recognized approximately $1.0 million in revenue from this company for the three months ended March 31, 2002. The director resigned his position effective October 1, 2002 and the product sales agreement expired October 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of HealtheTech, Inc.’s (referred to herein as the Company, we, us or our) financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by forward-looking words such as “may,” “will,” expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue,” or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below, the summary “Risk Factors” contained herein and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2002.  As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement of important health parameters.

We have incurred losses since commencing operations and, as of March 31, 2003, we had an accumulated deficit of $74.2 million. Our net loss was $10.0 million and $3.9 million for the three months ended March 31, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis.  We now expect revenues in 2003 to be lower than we previously anticipated.  As a result, we have decided to implement a significant company-wide cost reduction program expected to reduce our quarterly operating expenses by approximately 25%.  This will be achieved through a downsizing of our employee workforce, a significant reduction in our use of outside contractors and outside services, and company-wide salary reductions.  Our focus going forward will be primarily in the medical and commercial weight loss markets.  However, we intend to continue to develop our proprietary products and services and increase our sales efforts.  We expect to continue to incur losses at least through 2003.  Despite the progress we expect to make in reducing expenses, we will need to generate substantially higher revenue than that generated in the fourth quarter of 2002 or the first quarter or 2003 in order to achieve and sustain profitability. If we are unable to achieve higher revenue and attain profitability we may need to seek additional capital.  If we should require additional capital, it may not be available when needed or, if available, we may not be able to obtain such capital on terms favorable to us or to our stockholders. If we raise additional capital by issuing equity securities, substantial dilution to existing stockholders may result.  Insufficient capital may require us to delay, scale back or eliminate some or all of our current programs, or cause us to further contract the scope of our operations.

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

We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through strategic partnerships and distribution agreements. Our sales strategy is to establish relationships with at least one large, prominent company in each channel that already possesses the sales, marketing and distribution capabilities needed to reach our end users.  In the medical and clinical markets, we currently have agreements with HealthSouth Corporation and Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company) for use or distribution of MedGem.  In 2002, HealthSouth Corporation was our largest customer and contributed approximately 56% of our revenue.  HealthSouth Corporation is currently the subject of various governmental investigations into its business.  Because of the uncertainty around the outcome of these investigations and HealthSouth’s business prospects, we currently anticipate that we will receive no revenue from HealthSouth in 2003.

In the non-medical markets, we currently have relationships with Nature’s Sunshine Products, Inc. for distribution of BodyGem through their independent distributors who provide measurement services to consumers; Bally Total Fitness for purchase of BodyGem devices to provide measurement services in their fitness clubs; SAM’S West, Inc. (a subsidiary of Wal-Mart Stores, Inc.), and Wal-Mart Stores, Inc. for the mass market retail distribution of our BalanceLog software; and a subsidiary of Microlife Corporation for distribution of BodyGem to retail pharmacies in Europe to provide in-store metabolic rate measurement services and the weight management and fitness/exercise markets in Taiwan.  In addition, we have entered into agreements with several regional distributors for the sale of MedGem and BodyGem into certain medical and non-medical markets.

We recognize revenue from the sale of our products, other than retail software, when ownership transfers to our customer or distributor. Other than software, we offer products with warranty periods of 12 to 15 months from the date of purchase. With certain limited exceptions, we provide limited warranties on our software products for 90 days from the date of purchase. In the future, we expect that revenue from the sale of disposables will increase as a percentage of total revenue as the installed base of our monitoring devices increases.  As the mass-market retail distribution channel is a new channel for us and we have no historical basis for estimating returns, we recognize revenue when the software is sold through to the end user.  During the first quarter, we recognized approximately $160,000 in revenue from SAM’S West and Wal-Mart Stores, Inc. as software was sold through to end users.  We expect revenue resulting from the retail sale of software to decline in future periods, as we have decided to exit the mass market retail distribution channel due to lower than expected sell-through rates experienced during the first quarter of 2003.

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

Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, public and investor relations, advertising and marketing, insurance, outsourced customer support and, to a lesser extent, account management and customer training. Our sales and marketing strategy is to establish strategic distribution relationships, generate awareness of our products and penetrate and expand in the medical nutrition therapy, weight management and fitness markets. We initiated an awareness campaign emphasizing the importance of metabolism in weight management and began running advertisements in magazines and cable and broadcast television in late 2002. We also conducted an advertising campaign for our BalanceLog software in early 2003.  Both of these advertising campaigns concluded in the first quarter of 2003.  Largely because of the conclusion of this advertising and the cost reduction efforts we have undertaken, we believe our selling, general and administrative expenditures will decline in future periods.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue.  Revenue decreased $0.7 million to $1.6 million in the quarter ended March 31, 2003 from $2.4 million in the comparable quarter in 2002. In the quarter ended March 31, 2003, we shipped initial stocking orders of MedGem devices and single-use disposables to a new medical distributor and we also shipped a large re-stocking order of single-use disposables to a key customer.  In the quarter ended March 31, 2002, our shipments were primarily initial stocking orders to distributors and key customers.  We sold approximately 190 BodyGem and MedGem devices and over 120,000 single-use disposables in the first quarter of 2003 compared to approximately 1,550 devices and 92,000 disposables in the first quarter of 2002. Sales of single-use disposables represented 42% of total revenue for the quarter ended March 31, 2003 compared to 34% in the comparable quarter of the prior year. The increase was due to a higher installed base of health monitoring devices, marketing campaigns informing the public on the benefits of obtaining a resting metabolic rate measurement and increasing success in weight management programs implemented by our strategic partners. Software and other revenue increased $0.4 million to $0.7 million in the first quarter of 2003 from $0.3 million in the comparable quarter of 2002. The increase was primarily due to the recognition of license fees from a distributor, which accounted for 24% of software and other revenue, and sales of our BalanceLog software product, which increased 70% in the first quarter of 2003 compared to the prior year comparable quarter. Sales of software in the first quarter of 2003 are primarily generated from our website and the retail channel.  We recognize revenue from the retail channel when the software is sold through to the end user.

In late 2002 and early 2003, we received purchase orders from SAM’S and Wal-Mart and shipped a total of $3.8 million of BalanceLog software based on retail prices.  Through March 31, 2003, we recognized revenue of only $160,000 based on the sell-through of our software to customers from these retail stores.  Because of the low sell-through rates, we anticipate that SAM’S and Wal-Mart will be returning all unsold product to us in the second quarter of 2003.

Revenue from customers outside the United States accounted for 11% and 23% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Cost of Revenue.  Total cost of revenue decreased to 71% of sales in the first quarter of 2003 from 80% of sales in the first quarter of 2002. The reduction in cost of revenue as a percent of sales is principally due to lower contract manufacturing costs for redesigned disposable products and to a lesser extent increasing volumes of high-margin software sold. In addition, our internal manufacturing department expenses declined for the quarter ended March 31, 2003 compared to same period in 2002, due to personnel reductions in this group.

Cost of revenue directly associated with product sales was 94% of product revenue for the first quarter of 2003 and 83% for the corresponding period in 2002. These changes resulted from increased minimum royalties, increased costs associated with the establishment of a quality assurance program and increased warranty costs.  Cost of software and other revenue was 40% and 65% of software and other revenue for the three months ended March 31, 2003 and 2002, respectively. The lower percentage costs in 2003 resulted from increasing sales of downloaded software from our website and the discontinuance of low-margin HealtheTech-branded personal digital assistants bundled with certain software sales in 2002.  The increase was partially offset by increased obsolescence reserves for software packaging.  We also recorded as revenue a full quarter of license fees from a distributor in 2003 compared to one half month for the comparable period in 2002.  This license fee, which has no associated cost of sales, also contributed to the margin improvement.

We anticipate that our cost of revenue as a percent of sales will decrease due to a continual shift in sales mix towards higher-margin disposable products as well as higher volumes of product shipments.

Research and Development.  Research and development expenses increased $1.0 million, or 70%, to $2.4 million in the quarter ended March 31, 2003 from $1.4 million in the comparable quarter in 2002.  The primary reasons for the increase include contracting software developers to meet scheduled release dates for our BalanceLog and BalanceLog Pro (professional version of BalanceLog) software products, contracting outside service firms to assist us in designing and developing our next generation product and engaging hardware contractors to work on cost reduction projects.  Ongoing efforts in development will focus on a web-based version of our BalanceLog weight and nutrition management software and improved, lower-cost BodyGem and MedGem devices.

Selling, General and Administrative.  Selling, general and administrative expenses increased $5.1 million, or 214%, to $7.5 million in the quarter ended March 31, 2003 from $2.4 million in the comparable quarter of the prior year. The primary reasons for the increase include marketing campaign expense and headcount growth.  We incurred $2.3 million of expense in the first quarter of 2003 for advertising placements related to our metabolism awareness campaign initiated in the fourth quarter of 2002.  We also incurred $1.0 million in costs for radio and print advertising in the first quarter of 2003 to promote our BalanceLog software and incurred approximately $0.7 million in merchandising costs launching it into the retail channel.  Going forward, we do not anticipate significant advertising expenditures, such as we incurred during the first quarter of 2003.  During the first quarter of 2003, we continued to expand our marketing department and filled positions in our executive team. Headcount in sales, general, and administration increased 72% to 43 employees at March 31, 2003 from 25 employees at March 31, 2002. General and administrative costs grew due to increased use of consultants in the first quarter of 2003 for recruiting, investor relations, annual meeting preparation, as well as increased legal expenses.  However, in conjunction with the cost reduction program discussed above, we anticipate selling, general and administrative expenses to significantly decline in future quarters as a result of headcount and salary reductions and significant reductions in our use of contractors and outside services.

Stock-based charges.  Stock-based charges increased nominally for the first quarter of 2003 compared to the first quarter of the prior year.  We recorded deferred stock-based charges of $4.0 million with respect to stock options that we granted through March 31, 2003. We amortized $1.5 million of the deferred stock-based charges through March 31, 2003, reduced deferred stock-based charges by $0.3 million for unvested options that have been forfeited and will ratably amortize the remaining $2.2 million of deferred stock-based charges over the remaining vesting period of the options, which is generally four years from the date of grant. We expect to record expense for deferred compensation as follows: $0.6 million for the remainder of 2003, $0.9 million during 2004 and $0.7 million during 2005. The amount of deferred compensation expense to be recorded in future periods may again decrease if unvested options for which deferred compensation has been recorded subsequently lapse or are cancelled.

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and investments totaled $16.8 million at March 31, 2003. Cash used in operating activities was $5.2 million in the first three months of 2003, compared to $3.0 million in the first three months of the prior year. The increase reflects supporting an advertising launch for BalanceLog software, supporting merchandising and promotion efforts to place our software in the retail channel and to a lesser extent supporting the operations of a larger and now public organization.  This increase is offset by cash received from customers and reduced prepaid expenses.

Cash provided by investing activities was $3.5 million in the first three months of 2003, an increase of $4.0 million from the first three months of the prior year, due to the redemption of marketable equity securities offset by purchases of capital equipment and laboratory equipment.

Cash flows from financing activities were $0.1 million in the first three months of 2003, a decrease of $2.6 million from the first three months of the prior year.  Net cash from financing activities for the three months ended March 31, 2003 primarily reflects proceeds from the sales of equity securities from the Company’s employee stock purchase plan and exercise of stock options.  Net cash from financing activities for the three months ended March 31, 2002 primarily reflects proceeds from the sale of Series C preferred stock offset by stock offering costs.

We have no long-term debt. Stockholders’ equity at March 31, 2003 was $22.6 million. We expect to continue to modestly invest in marketing programs and research and development.  We do not expect significant additions to property and equipment in the near term. Management believes existing cash and cash equivalents will be sufficient to meet operating requirements for at least the next 12 months. Subsequent to the end of the first quarter, we entered into a $4.0 million receivable-based line of credit with a large bank.  Advances under the line of credit are available to us pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions.  Financial covenants include a minimum tangible net worth requirement and an adjusted quick ratio requirement.  Amounts outstanding under the line of credit are due one year from the execution of the agreement.  Should we determine that additional debt or equity financing is necessary, we believe that such financing may be available from strategic or financial investors.  However, to the extent that such financing is available, it may cause substantial dilution to existing stockholders or contain terms and conditions not favorable to us or stockholders. Insufficient capital may require us to delay, scale back or eliminate some or all of our current programs, or cause us to further contract the scope of our operations.

We have decided to implement a significant company-wide cost reduction program expected to reduce our quarterly operating expenses by approximately 25%.  This will be achieved through a downsizing of our employee workforce, a significant reduction in our use of outside contractors and outside services, and company-wide salary reductions.  Our focus going forward will be primarily in the medical and commercial weight loss markets.

The following table sets forth information concerning our material contractual obligations as of March 31, 2003:

	Payments Due By Period
Material Contractual Obligations	Total	Due in next 9 months	1-3 years	4-5 years	After 5 years
Operating Lease Obligations	$3,602,071	$749,071	$1,699,000	$986,000	$168,000
Due to Contract Manufacturer	826,992	826,992	—	—	—

Total Contractual Cash Obligations	$4,429,063	1,576,063	$1,699,000	$986,000	$168,000

We have contractual rights to third party intellectual property underlying certain of our sensor technologies under which there are obligations to pay transaction-based royalties.  To maintain exclusive rights to these intellectual property rights, we may be obligated to make additional minimum payments.

We have commitments to pay a total of $1.3 million secured by standby letters of credit as follows:  $55,000 in one year, $15,000 between one and three years and $1.2 million in five years.  Cash securing the letters of credit becomes available when net worth and cash flow requirements are met.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our condensed financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates, including those related to bad debts, inventories and warranty obligations, on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

We derive our revenue primarily from the sale of our health monitoring devices, the recurring sale of our single-use disposables and our companion software. Our software revenue is recognized in accordance with Statement of Position 97-2, as amended by Statement of Position 98-9. We license our software products on a perpetual basis. We recognize revenue from the sale of our health monitoring devices and single-use disposables upon ownership transfer to the customer and when it is determined that a continuing service obligation no longer exists. We recognize revenue from the sale of our software when persuasive evidence of an arrangement exists, the product is delivered, the price is fixed or determinable and collectibility is probable. For sales of our software over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Delivery generally occurs when the product is delivered to a common carrier. Service revenue, including training, is recognized as services are performed. We offer customers a limited right to return software products within 30 days if they do not accept the terms and conditions of our software license agreement.  We provide limited warranties on our health monitoring devices for a period of 12 to 15 months from the date of purchase and on our software products for 90 days from date of purchase, with certain limited exceptions.

Receivables are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our accounts receivable allowance after considering the accounts receivable aging, the ages of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

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

Risk Factors

In addition to the other information contained in this report, we caution stockholders and potential investors that the following summary risk factors and those additional factors described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2002, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual operating results to differ materially from those expressed in any forward-looking statements made by or on our behalf.  The following information is not intended to limit in any way the characterization of other statements or information under other captions or in the “Risk Factors” section of our Annual Report on Form 10-K for such purpose.

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

We recorded only $18.6 million in revenue since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since our inception through March 31, 2003, we recorded only $18.6 million in revenue, of which only $17.6 million was from products we currently sell. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the Food and Drug Administration (FDA) marketing clearance process for MedGem, the growth of our organizational resources and other activities. As of March 31, 2003, we had an accumulated deficit of $74.2 million.  We may not generate a sufficient level of revenue to offset our planned expenditures, and we may be unable to adjust spending in a timely manner to respond to any failure to increase our revenue. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

•             the success of new product introductions, distribution channels, including mass-market retail outlets, sales and marketing efforts and pricing changes by our competitors;

•             the success of our recently completed advertising and customer awareness program;

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

We expect to rely primarily upon distributors and their sales forces to sell MedGem into the medical market and to increasingly rely upon distributors and their sales forces to sell BodyGem into the retail pharmacy, weight management, fitness and other target markets. We currently have a limited number of distributors, such as HealthSouth Corporation, Mead Johnson & Company, Microlife Corporation and Nature’s Sunshine Products, Inc. for the distribution of our products into global markets. Our reliance on distributors subjects us to many risks, including risks related to their inventory levels and support for our products. If any of our distributors attempt to reduce their inventory levels or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively affected. As is generally the case with our current distribution agreements, we anticipate that our future distribution agreements will allow our distributors to reduce or discontinue purchases of our products with short notice. Further, distributors may not recommend, or continue to recommend, our products. We will rely heavily upon our distributors for the sales and marketing activities that we believe are critical to the successful sale of our products. However, our distributors may not market or sell our products effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. In addition, we intend to attract additional distributors of MedGem and BodyGem in order to increase penetration in the medical and other markets. It may be difficult to increase our distributor base due to current exclusivity arrangements and prospective requests for exclusivity from distributors and other customers.  If we are unable to maintain successful relationships with our distributors or obtain additional distributors, we will have to devote substantially more resources to the distribution, sales, marketing, implementation and support of our products than we would otherwise and our efforts may not be as effective. The loss of any one or more of our distributors, a reduction in purchases of our products by or through our distributors, the decline of our distributors’ business or the inability to increase our third-party distributor base may limit our revenue growth and harm our operating results.  In particular, HealthSouth, which contributed 56% of our revenue in 2002, is currently the subject of various governmental investigations into its business.  Because of the uncertainty of the outcome of these investigations and HealthSouth’s business prospects, we currently anticipate that we will receive no revenue from HealthSouth in 2003.  If we are unable to offset the anticipated loss or decrease of this revenue stream, our operating results and financial condition will be materially and adversely affected.

Because a small number of customers are likely to account for a substantial portion of our revenue, the loss of any of these customers or the cancellation or deferment of a customer’s order could cause our revenue to decline substantially and may result in a decline in our share price.

We expect that the majority of our revenue will depend on sales of our products to a limited number of customers, which include our strategic partners and our distributors. We intend to establish strategic relationships with large, prominent companies that possess significant sales, marketing and distribution capabilities in each of our targeted medical and non-medical channels. We have only recently entered into contracts with customers that provide for the potential purchase of significant quantities of our products. As a result, we have not had significant working experience with these new customers and it is difficult to predict their purchasing patterns. Many of our contracts with our customers do not contain minimum purchase requirements and any customer may reduce or discontinue purchases of our products at any time. The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers’ business may cause our revenue to decline substantially or fall short of our expectations. In addition, because we expect our accounts receivable to be concentrated on a small group of customers, the failure of any of them to pay on a timely basis would reduce our cash flow and negatively affect our operating results.

We have granted, and may in the future grant, certain of our customers’ exclusive rights to particular markets. These exclusive agreements may limit our ability to add additional customers. If one of these current or future customers fails to adequately promote and sell our products, our sales and penetration into their markets will be adversely affected. Moreover, if any customer that has an exclusive right in a particular market proves to be ineffective, we may not be able to replace that customer for a significant period of time, if at all.

Failure to raise additional capital or to generate the significant capital necessary to expand our operations and invest in new products and technologies could reduce our ability to compete and to take advantage of market opportunities and could result in lower revenue.

We expect to expend significant capital to develop and market our products and technologies and expand our operations. These initiatives may require us to raise additional capital from public and private stock offerings, borrowings under lease lines, lines of credit or other sources. Although we currently believe that our current cash reserves should be sufficient to fund our operations, working capital and capital expenditure needs for at least the next twelve months, we may consume available resources more rapidly than anticipated. Our limiting operating history makes it difficult to predict whether these funds will be sufficient to finance our anticipated requirements. We may need to raise additional funds if our estimates of revenue or if our working capital or capital expenditure requirements change or prove inaccurate, if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. At March 31, 2003, our cash and cash equivalents consisted primarily of money market and mutual funds with average maturities of less than 90 days.  The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.  At March 31, 2003, we also invested funds in a short-duration government mutual fund with an average maturity of greater than 90 days, which is classified as a short-term investment.  The recorded carrying amount of this investment approximates fair value.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2003, Pirahna Plastics, LLC, a supplier of plastic components and disposables for our MedGem and BodyGem devices, filed suit against us in Santa Clara County, California Superior Court alleging breach of contract in conjunction with our Purchase Agreement entered into on March 6, 2002.  We believe that we have meritorious defenses that the specified claims are without merit and intend to vigorously contest this lawsuit.  At this time the deadline for our response has been extended to mid-May 2003 by mutual agreement.

While management currently believes that resolving this matter will not have a material adverse impact on the Company’s financial position or its results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities.  During the period covered by this report, (1) we issued a warrant to Agassi Enterprises, Inc. to purchase an aggregate of 85,000 shares of our common stock at an exercise price of $7.50 per share pursuant to a promotion agreement; and (2) we issued a warrant to Gary Foster to purchase an aggregate of 4,000 shares of our common stock at an exercise price of $1.80 per share. We relied upon Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”) and Section 4(2) of the Securities Act, as an exemption from the registration requirements of the Securities Act for these issuances of these securities.

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

Upon closing of the initial public offering, we paid $1.75 million out of the proceeds of the offering to Dr. Mault, our former Chief Executive Officer, as partial consideration for the sale and assignment of patent rights by Dr. Mault to us.

We spent $3.5 million of the proceeds from the offering to implement and support a marketing campaign that was launched in the fourth quarter of 2002 and concluded in the first quarter of 2003 and an additional $1.0 million for radio and print advertising for our BalanceLog software product.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.

4.14	Warrant to Purchase Shares of Common Stock issued by the registrant to Agassi Enterprises, Inc.

4.15	Warrant to Purchase Shares of Common Stock issued by the registrant to Gary Foster.

10.13	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.

10.23	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2003		HEALTHETECH, INC. (Registrant)

	By:	/s/ James W. Dennis

James W. Dennis
President and Chief Executive Officer

	By:	/s/ Stephen E. Webb

Stephen E. Webb
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James W. Dennis, certify that:

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003
	By:	/s/ James W. Dennis

James W. Dennis
President and Chief Executive Officer
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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003
	By:	/s/ Stephen E. Webb

Stephen E. Webb
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

4.14	Warrant to Purchase Shares of Common Stock issued by the registrant to Agassi Enterprises, Inc.

4.15	Warrant to Purchase Shares of Common Stock issued by the registrant to Gary Foster.

10.13	Agreement, dated November 7, 2001, between the registrant and Sensors for Medicine and Science, Inc.

10.23	Supply and Services Agreement, dated March 25, 2002, between the registrant and Bally Total Fitness Corporation.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.