Form 10-Q
period 2003-06-30
HEALTHETECH INC
filed 2003-07-30
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

As of July 28, 2003, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, 19,615,292.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

HEALTHETECH, INC.

Balance Sheets

Unaudited

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,698,086	16,878,263
Investments	1,406,015	5,242,726
Receivables, net of allowance of $77,000 and $29,000 in 2003 and 2002, respectively	762,659	3,156,686
Inventory	2,204,842	2,359,809
Prepaid expenses	190,358	3,082,412
Other current assets	185,276	17,420

Total current assets	15,447,236	30,737,316
Property and equipment, net	2,483,428	2,997,244
Deposits	265,313	266,363
Restricted cash	1,372,749	1,372,497
Intangible assets, net of accumulated amortization of $2,602,000 and $741,000 in 2003 and 2002, respectively	1,711,461	3,406,326

TOTAL ASSETS	$21,280,187	38,779,746

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906,093	2,243,769
Accrued liabilities	3,055,989	2,956,560
Current portion of deferred revenue	669,768	689,851
Note payable to related party	—	10,000

Total current liabilities	4,631,850	5,900,180

Other liabilities:
Deferred revenue, less current portion	370,157	669,767
Other liabilities	193,641	332,306

Total other liabilities	563,798	1,002,073

Total liabilities	5,195,648	6,902,253

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized in 2003 and 2002; 19,615,292 and 19,562,680 shares issued and outstanding in 2003 and 2002, respectively	19,615	19,563
Deferred stock-based charges	(1,728,293)	(2,509,183)
Additional paid-in capital	99,006,999	98,566,849
Accumulated deficit	(81,213,782)	(64,199,736)

Total stockholders’ equity	16,084,539	31,877,493

Commitments and contingencies
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$21,280,187	38,779,746

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Operations

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product sales	$675,235	2,696,417	1,603,353	4,708,630
Software and other	533,185	582,168	1,223,123	925,010

Total revenue	1,208,420	3,278,585	2,826,476	5,633,640

Cost of revenue:
Product sales	677,370	1,436,225	1,549,084	3,101,553
Software and other	459,895	234,628	733,415	452,185
Stock-based charges	2,631	6,981	4,706	8,216

Total cost of revenue	1,139,896	1,677,834	2,287,205	3,561,954

Gross profit	68,524	1,600,751	539,271	2,071,686

Operating expenses:
Research & development, excluding $101,295, $60,332, $184,908 and $123,241 of stock-based charges for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively	1,681,133	1,570,519	4,115,953	3,005,141
Selling, general and administrative, excluding $390,109, $1,002,119, $925,343 and $1,526,503 of stock-based charges for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively	2,843,581	3,073,034	10,333,790	5,456,008
Restructuring charges and asset impairment	2,114,026	—	2,114,026	—
Stock-based charges	491,404	1,062,451	1,110,251	1,649,744

Total operating expenses	7,130,144	5,706,004	17,674,020	10,110,893

Loss from operations	(7,061,620)	(4,105,253)	(17,134,749)	(8,039,207)

Interest income	51,115	62,638	124,169	137,486
Interest expense	(1,575)	(2,793)	(3,466)	(5,868)

Net loss	$(7,012,080)	(4,045,408)	(17,014,046)	(7,907,589)

Basic and diluted loss per common share:	$(0.36)	(0.55)	(0.87)	(1.08)

Basic and diluted weighted average number of common shares outstanding	19,615,292	7,314,735	19,601,706	7,311,238

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Cash Flows

Unaudited

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flows from operating activities:
Net loss	$(17,014,046)	(7,907,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,097,325	796,777
Intangible asset impairment	1,584,600	—
Inventory reserves & write-offs	294,072	—
Loss on disposal of property and equipment	—	87,586
Stock-based charges	1,114,957	1,657,960
Change in deposits and other	1,050	478,648
Provision for doubtful accounts	65,000	53,000
Change in assets and liabilities:
Receivables	2,329,027	198,728
Inventory	(139,105)	473,907
Prepaid expenses and other current assets	2,724,198	34,442
Accounts payable	(1,337,676)	598,703
Accrued and other liabilities	(39,236)	1,191,763
Deferred revenue	(319,693)	1,756,161

Net cash used in operating activities	(9,639,527)	(579,914)

Cash flows from investing activities:
Purchase of property and equipment	(307,019)	(1,000,714)
Proceeds from the sale of marketable securities	3,836,711	1,550,992
Purchase of intangible assets	(166,225)	(348,412)
Proceeds from the sale of assets	—	46,563
Net change in restricted cash	(252)	36,222

Net cash provided by investing activities	3,363,215	284,651

Cash flows from financing activities:
Stock offering costs	—	(2,005,572)
Payments on note payable to related party	(10,000)	(30,000)
Proceeds from preferred stock offering	—	2,900,000
Preferred stock issuance costs	—	(8,067)
Proceeds from common stock issuances	106,135	45,065

Net cash provided by financing activities	96,135	901,426

Net increase (decrease) in cash and cash equivalents	(6,180,177)	606,163
Cash and cash equivalents, beginning of period	16,878,263	12,898,164

Cash and cash equivalents, end of period	$10,698,086	13,504,327

Disclosure of noncash investing and financing activities:
Obligation recognized in exchange for patent assignment	$—	1,750,000

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

(1) Business and Basis of Financial Statement Presentation

HealtheTech, Inc. (the Company or HealtheTech) was incorporated in February 1998 under the laws of the State of Delaware. The Company operates in one segment and develops and markets health solutions designed to give consumers simple, informative ways to improve and maintain health and wellness.

The accompanying financial statements as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-49871), filed on February 25, 2003. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

The Company’s financial statements are based on several significant estimates, including the reserve for warranty obligations and product returns, provision for excess and obsolete inventory, provision for doubtful accounts and the selection of estimated useful lives of long-lived assets, as well as the recoverability of the investment in long-lived assets.

(2) Significant Accounting Policies

(a) Cash and Cash Equivalents and Restricted Cash

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represents amounts the Company has pledged to collateralize letters of credit related to leases for office space and equipment.

(b) Investments

Investments consist of mutual funds concentrated in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale.

(c) Inventory

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

(d) Intangible Assets

Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to ten years. Amortization expense was $132,244 and $77,602 for the three months ending June 30, 2003 and 2002, respectively and $276,490 and 161,479 for the six months ending June 30, 2003 and 2002, respectively. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. In conjunction with the Company’s change in business focus, the Company identified a number of patents and applications directed at products it has decided not to pursue and others that may not result in meaningful cash flow within the next several years. Using probability-adjusted cash flow projections and other methods, the Company wrote down the value of its intangible assets to management’s best estimate of fair value and recorded an impairment charge of approximately $1.6 million for the three months ended June 30, 2003. The impairment charge is included in restructuring and asset impairment on the accompanying statement of operations.

(e) Accrued liabilities

Accrued liabilities consists of the following:

	June 30, 2003	December 31, 2002
	(unaudited)
Sales and marketing services	$174,597	199,317
Customer deposit	929,007	—
Contract manufacturer	—	728,865
Compensation	697,462	689,920
Consulting and professional services	251,876	457,185
Lease costs	257,525	262,596
Product royalties	576,953	451,189
Other	168,569	167,488

Total	$3,055,989	2,956,560

(f) Deferred Revenue

Deferred revenue consists of payments received to maintain exclusivity and are recognized ratably over the contract period, the last of which is through December 31, 2004.

(g) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including, cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

(h) Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company’s software is deemed to be technologically feasible at the point a working model of the software product is developed. Through June 30, 2003, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

(i) Revenue

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

Software fees are comprised of sales of prepackaged software that can be sold independently or in conjunction with product sales. Software fees are recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the receivable is probable. Software sales are to retail consumers who install the software themselves and pay via credit card prior to shipment. During the six months ended June 30, 2003, the Company also sold software to mass-market resellers and recognized revenue when the software was sold through to the end user. The Company made the decision to exit the mass market retail distribution channel in the second quarter of 2003.

Service revenue, including training and consulting services, is recognized as services are performed. Licensing fees are recognized ratably over the contract term.

Cost of product revenue consists primarily of purchases of products from contract manufacturers, warranty reserves and royalty payments, obsolescence reserves and costs of personnel directly related to managing the supply chain and related overhead. Cost of software revenue primarily consists of purchases of product. Additionally, costs of shipping are included in software and other cost of revenue.

The Company provides 30 day right of return on software sales and limited warranty on its software products for 90 days from date of purchase. However as returns and warranty claims have been insignificant, no reserve has been established.

In general, the Company does not provide price protection or right of return on health monitoring devices. The Company does provide limited warranty on its devices for periods of 12 to 15 months.

(j) Stock-Based Charges

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

At June 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 6. The following table illustrates the effect on net loss if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss, as reported	$7,012,080	4,045,408	17,014,046	7,907,589
Stock-based employee compensation costs, included in net loss	(254,840)	(628,326)	(560,438)	(1,191,438)
Stock-based employee compensation cost, if fair value based method used	847,735	694,948	2,623,720	1,313,183

Pro forma net loss	7,604,975	4,112,030	19,077,328	8,029,334

Net loss per share, basic and diluted, as reported	$(0.36)	(0.55)	(0.87)	(1.08)
Net loss per share, basic and diluted, pro forma	$(0.39)	(0.56)	(0.97)	(1.10)

The Company accounts for non-employee stock based awards in accordance with SFAS No. 123 and related interpretations. Stock options are valued using the Black-Scholes options pricing model. Prior to the Company’s initial public offering in July 2002, the fair value of equity instruments was determined by the Company’s Board of Directors. Subsequent to July 2002, the fair value is based on the closing price of the Company’s stock on the Nasdaq National Market.

(k) Income Taxes

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

(l) Advertising Costs

Advertising costs are expensed when media placements occur. Advertising expense was $0 and $17,124 for the three months ended June 30, 2003 and 2002, respectively and $3,332,100 and $39,569 for the six months ended June 30, 2003 and 2002, respectively.

(m) Loss Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(7,012,080)	(4,045,408)	(17,014,046)	(7,907,589)
Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	19,615,292	7,312,220	19,562,680	7,299,272
Weighted average number of common equivalent shares issued during the period	—	2,515	39,026	11,966

Denominator for basic and diluted loss per share—weighted average shares	19,615,292	7,314,735	19,601,706	7,311,238

Basic and diluted net loss per share	$(0.36)	(0.55)	(0.87)	(1.08)

For the six months ending June 30, 2003 and 2002, 9,447,928 and 3,294,215 respectively, potential common stock equivalents consisting of options and warrants were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(2) Restructuring Charge

During the second quarter of 2003, the Company decided to refocus its business on the medical markets and commercial weight loss markets and the products that support those markets. As a result of this refocus, the Company evaluated its operating expense levels and determined to restructure the business, resulting in a company-wide cost reduction program achieved through a downsizing of our employee workforce, a significant reduction in our use of contractors and outside service firms, and company-wide salary reductions. Restructuring charges include severance arrangements, early termination fees and legal costs associated with this effort. The Company expects an annual expense savings of approximately $6 million. The liability remaining at June 30, 2003 is reflected in accrued liabilities on the accompanying balance sheet. The liability will be relieved through the Company’s normal bi-monthly payrolls and will extinguish in April 2004.

June 30, 2003
(unaudited)
Restructuring charge recorded	$529,426
Cash paid by June 30, 2003	(265,352)

Liability remaining at June 30, 2003	$264,074

(3) Property and Equipment

Property and equipment consist of the following:

	June 30, 2003	December 31, 2002	Estimated useful life
	(unaudited)
Furniture and fixtures	$428,399	418,084	60 months
Computer equipment	1,472,816	1,399,609	36 months
Development tools	835,971	668,925	18 months
Leasehold improvements	796,135	796,135	60 months
Purchased software	1,062,436	922,576	36 months
Capitalized website and software	769,156	769,156	24 months
Capital projects in process	50,666	134,075

	5,415,579	5,108,560
Less accumulated depreciation and amortization	(2,932,151)	(2,111,316)

Total property and equipment	$2,483,428	2,997,244

(4) Line of Credit

In May 2003, the Company entered into a $4.0 million receivable-based bank line of credit. Cash advances under the line are available pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions. Advances bear interest at prime rate, 4% at June 30, 2003. Amounts outstanding under the line are due May 5, 2004. There were no amounts outstanding under the line at June 30, 2003. The amount of available credit approximates $0.2 million at June 30, 2003.

(5) Warrants and Non-Qualified Stock Options

In April 2003, the Company issued a fully vested warrant to a consultant to purchase an aggregate of 85,000 shares of common stock at an exercise price of $7.50 per share. In addition, this consultant was issued fully vested non-qualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $7.50 per share. The fair value of the warrant and stock options approximated $44,000, as determined using the Black-Scholes option pricing model assuming no dividends, 94% volatility, risk free interest rates ranging from 1.66% to 2.54% and expected lives of two to four years and has been included in selling, general and administrative stock-based charges on the accompanying statement of operations.

(6) Stockholders’ Equity

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

(b) Stock Options

The following table summarizes stock option activity and balances for the periods ended June 30, 2003 and 2002:

	2003 Number of options	2003 Weighted-average exercise price	2002 Number of options	2002 Weighted-average exercise price
Beginning balance	4,508,180	$4.44	1,927,594	1.93
Granted	1,765,681	2.33	512,661	2.74
Exercised	(426)	2.63	(12,949)	2.42
Forfeited	(141,319)	5.83	(76,796)	3.19

Balance at March 31 (unaudited)	6,132,116	3.80	2,350,510	2.06
Granted	2,015,000	0.66	539,268	7.50
Exercised	—	—	(5,941)	2.33
Forfeited	(534,477)	4.89	(23,775)	3.31

Balance at June 30 (unaudited)	7,612,639	$2.93	2,860,062	3.08

The following table summarizes information about stock options outstanding at June 30, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of June 30, 2003	Weighted average exercise price
$0.50	1,859,000	4.99	$0.50	—	—
0.70 – 1.68	1,589,222	5.01	1.43	951,666	$1.36
1.88 – 2.63	1,889,306	5.86	2.41	1,363,269	2.42
2.89 – 6.98	1,119,330	7.93	5.23	526,513	4.70
7.50	1,155,781	8.27	7.50	441,771	7.50

	7,612,639	6.14	$2.93	3,283,219	$3.16

The following table includes grants of options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair market value at the date of grant or greater than the fair market value at the date of grant:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Exercise Price:
Less than fair value— Number of options	1,859,000	—	1,859,000	512,661
Weighted average exercise price	$0.50	—	$0.50	$2.73
Weighted average fair value	$0.49	—	$0.49	$5.05
Equal to fair value— Number of options	116,000	539,268	1,766,681	539,268
Weighted average exercise price	$0.86	$7.50	$2.03	$7.50
Weighted average fair value	$0.42	$0.96	$1.29	$0.96
Greater than fair value— Number of options	40,000	—	155,000	—
Weighted average exercise price	$7.50	—	$7.50	—
Weighted average fair value	$1.07	—	$0.75	—

The following table includes weighted average assumptions using the Black-Scholes option pricing model for determining the per share weighted average fair value of stock options granted:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Per share weighted average fair value	$0.50	$0.96	$0.87	$2.95
Dividends	—	—	—	—
Volatility	109%	—	100%	—

Risk-free interest rate	1.08%	3.99%	1.72%	3.99%
Expected life	1.21 years	4 years	2.49 years	4 years

(7) Significant Customers

Revenue earned from significant customers is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Customer A	—	56%	—	33%
Customer B	3%	25%	3%	15%
Customer C	—	—	—	18%
Customer D	49%	—	27%	10%
Customer E	5%	—	10%	—
Customer F	—	—	18%	—

At June 30, 2003 and 2002, receivables from these customers represented 78% and 81% of total receivables, respectively.

(8) Related Party Transactions

The Company receives professional services from a firm in which a director is a partner. Fees paid were $41,000 and $260,000 for the three months ended June 30, 2003 and 2002, respectively, and $220,000 and $400,000 for the six months ended June 30, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of HealtheTech, Inc.’s (referred to herein as the Company, we, us or our) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by forward-looking words such as “may,” “will,” expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue,” or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below, the summary “Risk Factors” contained herein and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2002. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement of resting metabolic rate and monitoring of nutrition.

We have incurred losses since commencing operations and, as of June 30, 2003, we had an accumulated deficit of $81.2 million. Our net loss was $7.0 million and $4.0 million for the three ended June 30, 2003 and 2002, respectively and $17.0 million and $7.9 million for the six months ended June 30, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary products and services and increase our sales efforts.

Early in the quarter ended June 30, 2003, we decided to refocus our business on the medical markets and commercial weight loss markets and the products that support those markets. As a result of this refocus, we in turn evaluated our operating expense levels and determined to restructure the business, resulting in headcount and salary reductions. We do expect to continue to incur losses at least through 2003. Despite the progress we made in reducing expenses, we will need to generate substantially higher revenue than that generated in the current quarter and past quarters in order to achieve and sustain profitability.

We are in the process of seeking additional capital and it may not be available when needed or, if available, we may not be able to obtain such capital on terms favorable to us or to our stockholders. If we raise additional capital by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient capital may require us to delay, scale back or eliminate some or all of our current programs, or cause us to further contract the scope of our operations.

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

We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through strategic partnerships and distribution agreements. Our sales strategy is to focus on two key markets; medical and weight-loss. In the medical and clinical markets, we currently have agreements with HealthSouth Corporation and Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company) for use or distribution of MedGem. In 2002, HealthSouth Corporation was our largest customer and contributed approximately 56% of our revenue. HealthSouth Corporation is currently the subject of various governmental investigations into its business. Because of the uncertainty around the outcome of these investigations and HealthSouth’s business prospects, we currently anticipate that we will receive no revenue from HealthSouth in 2003.

Our strategic partnership agreement with Mead Johnson & Company provides that Mead Johnson is obligated to fulfill certain take-or-pay commitments in exchange for exclusivity in certain medical markets. As of June 30, 2003, Mead Johnson had not fulfilled its commitment in its entirety due to a longer than expected sales and implementation cycle for our products. As a result, both parties are currently working to restructure the strategic partnership agreement and have expanded Mead Johnson’s product offerings to include weight management starter kits, which combine our devices, disposables and software, and are focused in the medically supervised weight management market segment.

In the non-medical markets, we currently have relationships with Nature’s Sunshine Products, Inc. for distribution of BodyGem through its independent distributors who provide measurement services to consumers; Bally Total Fitness for purchase of BodyGem devices to provide measurement services in its fitness clubs; and a subsidiary of Microlife Corporation for distribution of BodyGem to retail pharmacies in Europe to provide in-store metabolic rate measurement services and the weight management and fitness/exercise markets in Taiwan. In addition, we have entered into agreements with several regional distributors for the sale of MedGem and BodyGem into certain medical and non-medical markets.

We recognize revenue from the sale of our products, other than mass market retail software, when ownership transfers to our customer or distributor. Other than software, we offer products with warranty periods of 12 to 15 months from the date of purchase. With certain limited exceptions, we provide limited warranties on our software products for 90 days from the date of purchase. In the future, we expect that revenue from the sale of disposables will increase as a percentage of total revenue as the installed base of our monitoring devices increases.

We have decided to exit the mass-market retail distribution channel due to lower than expected sell-through rates experienced during the first quarter of 2003. Revenue was recognized as software was sold through to end users. We recognized total revenue in the first two quarters of 2003 approximating $228,000. In conjunction with our decision to exit the mass-market retail distribution channel, approximately 82,000 units of our software product were returned to us as of June 30, 2003. Due to the quantity of software returned and our expected sales of these products, we recorded a charge of approximately $254,000 representing the estimated excess inventory on hand of this product.

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

We currently outsource the manufacturing, testing and packaging of our health monitoring devices, disposable products and software. We pay our contract manufacturers a negotiated price, inclusive of labor, material, overhead and profit, for the products that they manufacture. Generally, we pay for products as they are completed and move into finished goods inventory. In some circumstances, if we reschedule purchase orders placed with our manufacturers, we may be liable for restocking fees or may be required to purchase surplus inventory at the manufacturer. Cost of revenue consists primarily of purchases of products from our contract manufacturing partners, royalties, obsolescence reserves, tooling depreciation and costs of our manufacturing liaison group. We anticipate that we will recognize higher margins on our disposables and software products as compared to our health monitoring devices. We anticipate that our gross margins will improve over time as product volume increases to cover fixed manufacturing costs and potentially enable the company to negotiate lower contract manufacturing rates

Research and development expenses have principally consisted of compensation and other personnel costs, contractor fees, fees paid to outside service providers, project material, and clinical expenses. Research and development costs are expensed as incurred.

Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, public and investor relations, advertising, marketing, insurance, outsourced customer support and, to a lesser extent, account management and customer training. Our sales and marketing strategy is to establish strategic distribution relationships, generate awareness of our products and penetrate and expand in the medical nutrition therapy, weight management and fitness markets. We initiated an awareness campaign emphasizing the importance of metabolism in weight management and began running advertisements in magazines, cable and broadcast, television, and radio in late 2002. Largely because of the conclusion of our advertising campaigns in the first quarter of 2003 and the cost reduction efforts we have undertaken in the second quarter of 2003, we believe our selling, general and administrative expenditures will decline in future periods.

Results of Operations

Three Months and Six Months Ended June 30, 2003 and 2002

Revenue. Revenue decreased $2.1 million to $1.2 million in the quarter ended June 30, 2003 from $3.3 million in the comparable quarter in 2002. Product revenue decreased $2.0 million for the three months ended June 30, 2003 from $2.7 million in the comparable period in 2002. In the second quarter of 2002, HealthSouth made a contractually required product purchase from us to maintain exclusivity in certain markets. In addition, we fulfilled a large re-stocking order of BodyGem and single-use disposables to a distributor in that same time period. We sold approximately 280 BodyGem and MedGem devices and approximately 60,000 single-use disposables in the second quarter of 2003 compared to approximately 1,400 devices and 120,000 disposables in the second quarter of 2002. Software and other revenue decreased nominally to $0.5 million in the second quarter of 2003 from $0.6 million in the comparable quarter of 2002. Sales of software in the second quarter of 2003 were primarily generated from our website.

Revenue decreased 50% to $2.8 million for the six months ended June 30, 2003 from $5.6 million in the comparable period in 2002. Product revenue decreased $3.1 million for the six months ended June 30, 2003 from $4.7 million in the comparable period in 2002. We sold 480 Gems and approximately 180,000 single-use disposables in the six months ended June 30, 2003 compared to 2,958 Gems and approximately 212,000 single-use disposables in the comparable period of 2002. In the six months ended June 30, 2003, we shipped a large re-stocking order of single-use disposables to a key customer and have sold kits comprised of the MedGem, single-use disposables and software to our new medical distributor. We also shipped a re-stocking order to our international distributor. Sales for the six months ended June 30, 2002 were primarily to our domestic and international distributors for initial stocking orders of Gems and single-use disposables, in addition to a large sale made to HealthSouth, as discussed above, and sales to a key customer in the home measurement market. Software and other revenue increased $0.3 million, with the addition of the mass-market retail channel for distribution of our BalanceLog software in early 2003. As discussed above, we have decided to exit this channel.

In late 2002 and early 2003, we received purchase orders from SAM’s Club and Wal-Mart and shipped a total of $3.8 million of BalanceLog software based on our retail selling prices. Through June 30, 2003, we recognized revenue of only $228,000 based on the sell-through of our software to customers from these retail stores. Because of the low sell-through rates, we have decided to exit the mass-market retail channel and therefore SAM’s and Wal-Mart have returned the majority of the unsold product to us during the second quarter of 2003. Based on our current sales forecasting, we do not anticipate selling this quantity of software in the next twelve months. Accordingly, we reserved approximately $254,000 as excess inventory in the quarter ended June 30, 2003. This charge is included in software cost of revenue.

Revenue from customers outside the United States accounted for 48% and 9% of total revenue for the three months ended June 30, 2003 and 2002, respectively and 27% and 15% for the six months ended June 30, 2003 and 2002, respectively.

Cost of Revenue. Total cost of revenue increased to 94% of sales in the second quarter of 2003 from 51% of sales in the second quarter of 2002. Total cost of revenue for the six months ended June 30, 2003 increased to 81% of sales from 63% of sales in the prior year period. The increase in cost of revenue as a percent of sales reflects lower sales volumes and discounted product pricing combined with increased minimum royalty costs on our single-use disposables and fixed internal costs supporting our production efforts. In addition, we reserved $254,000, approximately 21% of total revenues for excess software inventory returned to us from Wal-Mart and SAM’s Clubs.

Research and Development. Research and development expenses increased $0.1 million to $1.7 million in the quarter ended June 30, 2003 from $1.6 million in the comparable quarter in 2002. The variance is primarily due to increased license fees, expenditures for product prototypes for a new flow tube design and expenditures for other improvements to support our existing products. In addition, we have increased the scope of our clinical and validation activities relating to our BodyGem and MedGem measurement devices. We believe that a continued commitment to research and development is essential in order to provide enhancements to existing products and new product offerings.

Research and development expense increased $1.1 million to $4.1 million for the six months ended June 30, 2003 from $3.0 million in the comparable period of the prior year. The primary reason for the increase includes contracting hardware and software developers and outside service firms early in 2003 to assist in enhancing our current products and designing and developing next generation product. Many of these outside services firms and contractors have now been eliminated as a result of our cost reduction program in the second quarter and most projects will be now be conducted using internal resources.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.3 million to $2.8 million in the quarter ended June 30, 2003 from $3.1 million in the comparable quarter of the prior year. The primary reasons for the decrease include reduced contractors, outside service firms, legal services and travel expenditures. In the quarter ended June 30, 2002, we utilized more contractors and consultants to assist us with infrastructure, recruiting, and computer system projects. As stated above, many of the contractors and outside service firms have now been eliminated due to our cost reduction program. We are now using internal resources for most formerly sub-contracted functions, such as web hosting, customer service, marketing agency services, investor relations and public relations.

Selling, general and administrative expense increased $4.8 million to $10.3 million for the six months ended June 30, 2003 from $5.5 million in the comparable period of the prior year. This was primarily due to the first quarter 2003 metabolism awareness campaign and BalanceLog software radio and print advertising which totaled $3.3 million. In the first quarter of 2003, we also incurred approximately $0.7 million of merchandising costs launching into the mass-market retail channel. As of June 30, 2003, we have exited this channel.

Stock-based charges. Stock-based charges decreased $0.6 million for the second quarter of 2003 to $0.5 million from $1.1 million in the comparable quarter of the prior year. We recorded deferred stock-based charges of $4.9 million with respect to stock options that we granted through June 30, 2003. We recognized $1.8 million of the deferred stock-based charges through June 30, 2003, reduced deferred stock-based charges by $1.4 million for unvested options that have been forfeited and will ratably recognize the remaining $1.7 million of deferred stock-based charges over the remaining vesting period of the options, which is generally four years from the date of grant. We expect to record expense for deferred compensation as follows: $0.6 million for the remainder of 2003, $0.7 million during 2004 and $0.4 million during 2005. The amount of deferred compensation expense to be recorded in future periods may again decrease if unvested options for which deferred compensation has been recorded subsequently lapse or are cancelled.

Restructuring charges and asset impairment. During the second quarter of 2003, we implemented a company-wide cost reduction program, which we expect will reduce our quarterly operating expenses by approximately 25%. This was achieved through a downsizing of our employee workforce, a significant reduction in our use of contractors and outside service firms, and company-wide salary reductions. We incurred approximately $0.5 million of severance charges and termination fees associated with this effort.

We revised our business plan during the second quarter of 2003 to focus on a few core markets and the products that support these markets. The change in our business plan caused us to reevaluate the fair value of our intellectual property portfolio. This evaluation identified a number of patents and applications directed at products we have decided not to pursue, and others that may not result in meaningful cash flow within the next several years. Using probability-adjusted cash flow projections and other methods, we wrote down the value of these intangible assets to management’s best estimate of fair value, and we recognized an impairment charge of approximately $1.6 million for the three months ended June 30, 2003. We continue to have a very strong patent portfolio addressing methods of indirect calorimetry, integrated calorie management and other technologies that are related to or extensions of our current products.

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and short-term investments totaled $12.1 million at June 30, 2003. Cash used in operating activities was $9.6 million in the six months ended June 30, 2003, compared to $0.6 million in the comparable period of the prior year. The increase in usage reflects expenditures for supporting an advertising launch for BalanceLog software earlier in the year, severance payments to employees whose jobs were eliminated as part of our company-wide cost reduction program, an $0.8 million payment to our contract manufacturer for excess raw materials reserved in previous years and in general, supporting the operations of a now public organization. The increase is offset primarily by a reduction in our accounts receivable and prepaid expenses and a $0.9 million customer deposit that will be refunded in the near future.

Cash provided by investing activities was $3.4 million in the six months ended June 30, 2003, an increase of $3.1 million from the comparable period of the prior year, due to the redemption of marketable equity securities offset by purchases of capital equipment and laboratory equipment.

Cash flows from financing activities were $0.1 million in the six months ended June 30, 2003, a decrease of $0.8 million from the comparable period of the prior year. Net cash from financing activities for the six months ended June 30, 2003 primarily reflects proceeds from the sales of equity securities from the Company’s employee stock purchase plan and exercise of stock options. Net cash from financing activities for the six months ended June 30, 2002 primarily reflects proceeds from the sale of Series C preferred stock offset by stock offering costs.

We have no long-term debt. Stockholders’ equity at June 30, 2003 was $16.1 million. We expect to continue to modestly invest in sales and marketing programs and research and development. We do not expect significant additions to property and equipment in the near term. In May 2003, we entered into a $4.0 million receivable-based line of credit with a large bank. Advances under the line of credit are available to us pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions. Amounts outstanding under the line of credit are due one year from the execution of the agreement. As of June 30, 2003, there are no amounts outstanding under the line of credit. The amount of available credit under the line approximates $0.2 million at June 30, 2003.

We believe our current cash, investments and cash generated from operations is sufficient to fund our operations and working capital needs for the next twelve months. However, given our current financial projections, we anticipate we will require additional debt or equity financing and plan to seek this financing in 2003. We believe that such financing may be available from strategic or financial investors. However, to the extent that such financing is available, it may cause substantial dilution to existing stockholders or contain terms and conditions not favorable to us or our stockholders. Insufficient capital may require us to delay, scale back or eliminate some or all of our current programs, or cause us to further contract the scope of our operations.

The following table sets forth information concerning our material contractual obligations as of June 30, 2003:

Material Contractual Obligations	Total	Due in next 6 months	Due 2004 and 2005	Due 2006 and 2007	Due after 2007
Operating Lease Obligations	$3,355,000	$502,000	$1,699,000	$986,000	$168,000

We have contractual rights to third party intellectual property underlying certain of our sensor technologies under which there are obligations to pay transaction-based royalties. To maintain exclusive rights to these intellectual property rights, we may be obligated to make additional minimum payments.

We have commitments to pay a total of $1.3 million secured by standby letters of credit as follows: $56,000 in one year and $1.2 million in five years. Cash securing the letters of credit becomes available when certain defined net worth and cash flow requirements are met.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position.

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

Asset impairment

We revised our business plan during the second quarter of 2003. The change in our business plan necessitated an evaluation of our intellectual property portfolio for realizability. This evaluation identified a number of patents directed at products we have decided not to pursue, and others that may not result in meaningful cash flow within the next several years. Due to the modification to our strategic business plan, we determined that certain intangible assets were impaired and we recognized an impairment charge of approximately $1.6 million for the three months ended June 30, 2003.

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

Failure to raise additional capital or to generate the significant capital necessary to expand our operations and invest in new products and technologies could reduce our ability to compete and to take advantage of market opportunities and could result in lower revenue and threaten our ability to remain a going concern.

We expect to expend significant capital to develop and market our products and technologies and expand our operations. These initiatives will require us to raise additional capital from public and private stock offerings, borrowings under lease lines, lines of credit or other sources. Although we currently believe that our current cash reserves should be sufficient to fund our operations, working capital and capital expenditure needs for the next twelve months, we may consume available resources more rapidly than anticipated. Our limiting operating history makes it difficult to predict whether these funds will be sufficient to finance our anticipated requirements.

We intend to raise additional funds in 2003 although we may not be able to raise additional funds when needed, or on acceptable terms, or at all. If adequate funds are not available on a timely basis, we may not be able to, among other things:

•	develop, enhance or commercialize our products and technologies;

•	acquire new technologies, products or businesses;

•	expand our operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenue and could seriously harm our business. Our inability to raise additional capital within the next 18 months could threaten our ability to remain a going concern. Moreover, if additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests.

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

We recorded only $19.8 million in revenue since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since our inception through June 30, 2003, we recorded only $19.8 million in revenue. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the Food and Drug Administration (FDA) marketing clearance process for MedGem, the growth of our organizational resources and other activities. As of June 30, 2003, we had an accumulated deficit of $81.2 million. We may not generate a sufficient level of revenue to offset our planned expenditures, and we may be unable to adjust spending in a timely manner to respond to any failure to increase our revenue. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

We believe that period-to-period comparisons of our historical results of operations are not meaningful and are not a good predictor of our future performance. We expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our product offerings and increase sales into different markets. Our revenue, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

•	market acceptance of our MedGem, BodyGem and software products;

•	the ability of our distributors and strategic partners to penetrate our target markets;

•	the amount and mix of health monitoring devices, disposable products and software sold by us or our strategic partners and distributors;

•	our ability to develop new products and introduce enhancements to our existing products on a timely basis and to obtain any required regulatory clearances or approvals for those products;

•	the success of new product introductions, distribution channels, sales and marketing efforts and pricing changes by our competitors;

•	the success of our recent advertising and customer awareness program which concluded in first quarter of 2003;

•	unanticipated delays in production by our third-party contract manufacturers caused by insufficient capacity or delays in the availability of components;

•	changes in the amount or timing of product orders;

•	the utilization rate of our monitoring devices sold, which directly impacts the sales of disposables; and

•	our ability to expand our operations, and the amount and timing of expenditures to expand our operations, including costs related to acquisitions of technologies and businesses.

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

We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of our stock. One of the continued listing requirements is that our common stock maintain a minimum bid price of $1.00 per share. Since May 2003, the bid price for our common stock has dropped below $1.00 during extended periods. If our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements, following a 180 calendar day grace period from Nasdaq, our common stock may be de-listed from the Nasdaq National Market and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.

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

We derive substantially all of our revenue from the sale of MedGem, BodyGem, disposables and software. In January 2002, we obtained FDA clearance to market MedGem and accordingly did not derive any of our revenue from the sale of MedGem prior to that time. We expect that revenue from the sale of MedGem, BodyGem, disposables and our BalanceLog and BalanceLog Pro software will account for substantially all of our revenue for the foreseeable future. In particular, we expect disposable sales to comprise a larger portion of revenue over time. The limited development and sales of our product line makes our future prospects difficult to predict. If the anticipated demand for our products fails to develop, our ability to generate revenue and achieve profitability would be significantly harmed. In particular, the failure to sell sufficient quantities of MedGem and BodyGem would not only directly affect revenue but would also significantly harm our ability to generate recurring revenue from the sale of our disposables and may limit sales of software products.

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

Our strategic partnership agreement with Mead Johnson & Company provides that Mead Johnson is obligated to fulfill certain take-or-pay commitments in exchange for exclusivity in certain medical markets. As of June 30, 2003, Mead Johnson had not fulfilled its commitment in its entirety due to a longer than expected sales and implementation cycle for our products. As a result, both parties are currently working to restructure the strategic partnership agreement and have expanded Mead Johnson’s product offerings to include weight management starter kits, which combine our devices, disposables and software, and are focused in the medically supervised weight management market segment.

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

Our investment policy requires us to invest funds in excess of current operating requirements. At June 30, 2003, our cash and cash equivalents consisted primarily of money market and mutual funds with average maturities of less than 90 days. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. At June 30, 2003, we also invested funds in a short-duration government mutual fund with an average maturity of greater than 90 days, which is classified as a short-term investment. The recorded carrying amount of this investment approximates fair value.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2003, Piranha Plastics, LLC, a supplier of plastic components and disposables for our MedGem and BodyGem devices, filed suit against us in Santa Clara County, California alleging breach of contract in conjunction with our Purchase Agreement dated March 6, 2002. On June 30, 2003, we entered into a Termination Agreement and Mutual General Release with Piranha Plastics pursuant to which Piranha Plastics agreed to dismiss with prejudice the suit in exchange for payment of $6,500 from us.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities. During the period covered by this report, we issued a warrant to Mine O Mine, Inc. to purchase an aggregate of 85,000 shares of our common stock at an exercise price of $7.50 per share pursuant to an endorsement agreement. We relied upon Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”) and Section 4(2) of the Securities Act, as an exemption from the registration requirements of the Securities Act for these issuances of these securities.

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

Upon closing of the initial public offering, we paid $1.75 million out of the proceeds of the offering to Dr. James R. Mault, our former Chief Executive Officer, as partial consideration for the sale and assignment of patent rights by Dr. Mault to us.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 7, 2003 pursuant to which the following matters were voted upon:

i.	The first matter related to the election of three Class I director nominees, Khalid Al-Mansour, Ph.D., Vernon A. Brunner and Allen M. Krass, to hold office until the 2006 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

Names	For	Against	Abstain
Khalid Al-Mansour	11,277,032	29,264	0
Vernon A. Brunner	11,292,032	14,264	0
Allen M. Krass	11,277,032	29,264	0

ii.	The second matter related to the ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003. 11,262,014 votes were cast for ratification, 43,482 votes were cast against ratification and there were 800 abstentions.

Based on these reporting results, each director nominated was elected and the appointment of KPMG LLP as the independent auditors of the Company for its fiscal year ending December 31, 2003 was ratified.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

4.16	Warrant to Purchase Shares of Common Stock issued by the registrant to Mine O Mine, Inc.

10.18	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature’s Sunshine Products, Inc.

10.51	Severance Agreement and Release dated April 30, 2003, between the registrant and James R. Mault, M.D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K on May 6, 2003, during the second quarter ended June 30, 2003, regarding the issuance of a first quarter 2003 earnings press release dated May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2003		HEALTHETECH, INC. (Registrant)

	By:	/s/ James W. Dennis
James W. Dennis President Chief Executive Officer

	By:	/s/ Stephen E. Webb
Stephen E. Webb Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

4.16	Warrant to Purchase Shares of Common Stock issued by the registrant to Mine O Mine, Inc.

10.18	Exclusive Distribution Agreement, dated December 5, 2001, between the registrant and Nature’s Sunshine Products, Inc.

10.51	Severance Agreement and Release dated April 30, 2003, between the registrant and James R. Mault, M.D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.