Form 10-Q
period 2003-09-30
HEALTHETECH INC
filed 2003-11-06
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 3, 2003, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, 19,718,321.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

HEALTHETECH, INC.

Balance Sheets

Unaudited

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,725,839	16,878,263
Investments	—	5,242,726
Receivables, net of allowance of $80,000 and $29,000 in 2003 and 2002	875,316	3,156,686
Inventory	1,741,557	2,359,809
Prepaid expenses	924,830	3,082,412
Other current assets	102,533	17,420

Total current assets	12,370,075	30,737,316

Property and equipment, net	2,131,918	2,997,244
Deposits	265,313	266,363
Restricted cash	171,986	1,372,497
Intangible assets, net of accumulated amortization of $2,747,000 and $741,000 in 2003 and 2002, respectively	1,612,194	3,406,326

TOTAL ASSETS	$16,551,486	38,779,746

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709,410	2,243,769
Accrued liabilities	2,126,269	2,956,560
Current portion of deferred revenue	12,338	689,851
Note payable to related party	—	10,000

Total current liabilities	2,848,017	5,900,180

Other liabilities:
Deferred revenue, less current portion	36,737	669,767
Other liabilities	193,366	332,306

Total other liabilities	230,103	1,002,073

Total liabilities	3,078,120	6,902,253

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,689,521 and 19,562,680 shares issued and outstanding in 2003 and 2002, respectively	19,690	19,563
Deferred stock-based charges	(1,395,416)	(2,509,183)
Additional paid-in capital	99,232,136	98,566,849
Accumulated deficit	(84,383,044)	(64,199,736)

Total stockholders’ equity	13,473,366	31,877,493

Commitments and contingencies

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$16,551,486	38,779,746

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Operations

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product sales	$634,272	4,381,481	2,237,625	9,090,111
Software and other	1,173,634	883,180	2,396,757	1,808,190

Total revenue	1,807,906	5,264,661	4,634,382	10,898,301

Cost of revenue:
Product sales	727,266	1,958,000	2,276,349	5,059,553
Software and other	298,231	164,650	1,031,646	616,836
Stock-based charges	5,108	5,342	9,815	13,557

Total cost of revenue	1,030,605	2,127,992	3,317,810	5,689,946

Gross profit	777,301	3,136,669	1,316,572	5,208,355

Operating expenses:
Research & development, excluding $138,085, $61,018, $322,993 and $184,259 of stock-based charges for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively	1,305,115	1,720,564	5,421,068	4,725,705
Selling, general and administrative, excluding $375,232, $814,412, $1,300,574 and $2,340,915 of stock-based charges for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively	2,067,733	4,024,940	12,401,524	9,480,948
Restructuring charges and asset impairment	90,500	—	2,204,526	—
Stock-based charges	513,317	875,430	1,623,567	2,525,174

Total operating expenses	3,976,665	6,620,934	21,650,685	16,731,827

Loss from operations	(3,199,364)	(3,484,265)	(20,334,113)	(11,523,472)

Interest income	31,312	136,657	155,481	274,143
Interest expense	(1,210)	(2,500)	(4,676)	(8,368)

Net loss	$(3,169,262)	(3,350,108)	(20,183,308)	(11,257,697)

Basic and diluted loss per common share:	$(0.16)	(0.19)	(1.03)	(1.04)

Basic and diluted weighted average number of shares outstanding	19,642,573	17,978,508	19,615,328	10,866,995

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Cash Flows

Unaudited

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Cash flows from operating activities:
Net loss	$(20,183,308)	(11,257,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,511,763	1,366,642
Intangible asset impairment	1,675,100	—
Inventory reserves and write-offs	699,976	—
Loss on disposal of property and equipment	56,267	125,076
Stock-based charges	1,633,382	2,538,731
Change in deposits and other	1,050	425,294
Provision for doubtful accounts	68,200	53,000
Change in assets and liabilities:
Receivables	2,213,170	(616,777)
Inventory	(81,724)	132,792
Prepaid expenses and other current assets	2,072,469	(529,021)
Accounts payable	(1,534,359)	(827,834)
Accrued and other liabilities	(969,231)	858,793
Deferred revenue	(1,310,543)	1,424,914

Net cash used in operating activities	(14,147,788)	(6,306,087)

Cash flows from investing activities:
Purchase of property and equipment	(370,811)	(1,473,724)
Proceeds from the sale of marketable securities	5,242,726	1,550,992
Purchase of intangible assets	(212,861)	(2,277,059)
Proceeds from the sale of assets	—	46,563
Net change in restricted cash	1,200,511	101,719

Net cash provided by (used) in investing activities	5,859,565	(2,051,509)

Cash flows from financing activities:
Payments on note payable to related party	(10,000)	(45,000)
Proceeds from preferred stock offering	—	2,900,000
Preferred stock issuance costs	—	(8,067)
Exercise of common stock warrant	—	274,985
Repurchase of preferred stock	—	(870,664)
Proceeds from common stock offering	—	30,000,000
Common stock issuance costs	—	(4,320,041)
Proceeds from common stock issuances	145,799	186,962

Net cash provided by financing activities	135,799	28,118,175

Net increase (decrease) in cash and cash equivalents	(8,152,424)	19,760,579
Cash and cash equivalents, beginning of period	16,878,263	12,898,164

Cash and cash equivalents, end of period	$8,725,839	32,658,743

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

The accompanying financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-49871), filed on February 25, 2003. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

(2) Significant Accounting Policies

(a) Cash and Cash Equivalents and Restricted Cash

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represents amounts the Company has pledged to collateralize letters of credit related to leases for office equipment. See Note 4 for release of restricted cash on office building lease.

(b) Investments

Investments at December 31, 2002 consisted of mutual funds concentrated in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale. The Company has sold all its investments as of September 30, 2003.

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

(d) Intangible Assets

Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to ten years. Amortization expense was $55,404 and $147,181 for the three months ending September 30, 2003 and 2002, respectively and $331,893 and $308,660 for the nine months ending September 30, 2003 and 2002, respectively. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. In conjunction with the Company’s change in business focus, the Company identified a number of patents and applications directed at products it has decided not to pursue and others that may not result in meaningful cash flow within the next several years. For the three months ended September 30, 2003, the Company recorded an impairment charge of approximately $90,000 related to patents that the Company determined would not be defensible at this time. This charge in conjunction with using probability-adjusted cash flow projections and other methods to value the remaining intangible asset portfolio, resulted in the Company recording an impairment charge of approximately $1.7 million for the nine months ended September 30, 2003. The impairment charge is included in restructuring and asset impairment on the accompanying statements of operations.

(e) Accrued liabilities

Accrued liabilities consists of the following:

	September 30, 2003	December 31, 2002
	(unaudited)
Sales and marketing services	$40,000	199,317
Customer deposit	929,007	—
Contract manufacturer	—	728,865
Compensation	580,138	689,920
Consulting and professional services	43,754	457,185
Lease costs	208,034	262,596
Product royalties	265,500	451,189
Other	59,836	167,488

Total	$2,126,269	2,956,560

(f) Deferred Revenue

Deferred revenue consisted primarily of a non-refundable license fee paid by our international distributor to maintain exclusivity in certain markets. These exclusive rights were extinguished effective September 30, 2003 when the underlying distribution contract was formally terminated by the Company following the distributor’s notice that it would not be meeting the balance of its purchase commitments for 2003. Approximately $837,000 is recorded in software and other revenue in the accompanying statements of operations, related to the recognition of the remaining deferred revenue for the license fee payment.

(g) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including, cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

(h) Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company’s software is deemed to be technologically feasible at the point a working model of the software product is developed. Through September 30, 2003, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

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

At September 30, 2003, the Company has one stock-based employee compensation plan under which it makes stock option grants. The following table illustrates the effect on net loss if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation. Stock-based employee compensation costs exclude charges recognized for the issuance of warrants.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss, as reported	$3,169,262	3,350,108	20,183,308	11,257,697
Stock-based employee compensation costs, included in net loss	(307,189)	(580,481)	(867,627)	(1,771,919)
Stock-based employee compensation cost, if fair value based method used	731,581	1,492,122	3,430,598	2,142,980

Pro forma net loss	$3,593,654	4,261,749	22,746,279	11,628,758

Net loss per share, basic and diluted, as reported	$(0.16)	(0.19)	(1.03)	(1.04)
Net loss per share, basic and diluted, pro forma	$(0.18)	(0.24)	(1.16)	(1.07)

The Company accounts for non-employee stock based awards in accordance with SFAS No. 123 and related interpretations. Stock options are valued using the Black-Scholes option-pricing model. Prior to the Company’s initial public offering in July 2002, the fair value of equity instruments was determined by the Company’s Board of Directors. Subsequent to July 2002, the fair value is based on the closing price of the Company’s stock on the Nasdaq National Market.

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

(l) Advertising Costs

Advertising costs are expensed when media placements occur. Advertising expense was $0 and $40,000 for the three months ended September 30, 2003 and 2002, respectively and $3,332,100 and $79,569 for the nine months ended September 30, 2003 and 2002, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Numerator:
Net loss	$(3,169,262)	(3,350,108)	(20,183,308)	(11,257,697)
Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	19,615,292	7,318,161	19,562,680	7,299,272
Weighted average number of common equivalent shares issued during the period	27,281	10,660,347	52,648	3,567,723

Denominator for basic and diluted loss per share—weighted average shares	19,642,573	17,978,508	19,615,328	10,866,995

Basic and diluted net loss per share	$(0.16)	(0.19)	(1.03)	(1.04)

Potential common stock equivalents, consisting of options and warrants, at September 30, 2003 and 2002 were 9,037,604 and 5,907,015, respectively, and were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(2) Restructuring Charge

During the second quarter of 2003, the Company decided to refocus its business on the medical markets and commercial weight loss markets and the products that support those markets. As a result of this refocus, the Company evaluated its operating expense levels and determined to restructure the business, resulting in a company-wide cost reduction program achieved through a downsizing of its employee workforce, a significant reduction in its use of contractors and outside service firms, and company-wide salary reductions. Restructuring charges include severance arrangements, early termination fees and legal costs associated with this effort. The Company expects an annual expense savings of approximately $6 million. The one remaining liability at September 30, 2003 is reflected in accrued liabilities on the accompanying balance sheet. The liability will be relieved through the Company’s normal bi-monthly payrolls and will extinguish in April 2004.

September 30, 2003
(unaudited)
Restructuring charge recorded	$529,426
Cash paid by September 30, 2003	(339,697)

Liability remaining at September 30, 2003	$189,729

(3) Property and Equipment

Property and equipment consist of the following:

	September 30, 2003	December 31, 2002	Estimated useful life
	(unaudited)
Furniture and fixtures	$427,200	418,084	60 months
Computer equipment	1,246,526	1,399,609	36 months
Development tools	858,545	668,925	18 months
Leasehold improvements	796,135	796,135	60 months
Purchased software	974,159	922,576	36 months
Capitalized website and software	769,156	769,156	24 months
Capital projects in process	93,844	134,075

	5,165,565	5,108,560
Less accumulated depreciation and amortization	(3,033,647)	(2,111,316)

Total property and equipment	$2,131,918	2,997,244

(4) Line of Credit

In May 2003, the Company entered into a $4.0 million receivable-based bank line of credit. Cash advances under the line are available pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions. Advances bear interest at prime rate, 4% at September 30, 2003. Amounts outstanding under the line are due May 5, 2004. There were no amounts outstanding under the line at September 30, 2003. The amount of available credit approximates $0.4 million at September 30, 2003.

The Company has a lease commitment secured by an irrevocable standby letter of credit for $1.2 million. The standby letter of credit was a cash collateralized instrument until September 30, 2003. As part of the $4.0 million line of credit discussed above, the Company entered into a new letter of credit facility, which no longer requires cash collateralization. The conditions for the new credit facility include a requirement that the aggregate face amount of the letter of credit can not exceed the lesser of a) the remaining amount available under the revolving line of credit discussed above and b) 33.3% of the unrestricted cash balance held by the Company at the bank which issued the letter of credit. The line of credit requires the Company to keep a minimum of $3.9 million in cash at the bank. Should the Company need to access those funds causing the cash balance to drop below the $3.9 million level, it will then have to cash collateralize the letter of credit until it reaches the minimum cash balance requirements and, prior to the maturity of the line of credit, secure in cash all obligations under the outstanding letter of credit on terms acceptable to the bank.

(5) Warrants

In August 2003, the Company issued to a marketing firm, pursuant to a consulting arrangement, a fully vested warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $7.50 per share. The fair value of the warrant was $16,500, as determined using the Black-Scholes option pricing model assuming no dividends, 114% volatility, risk free interest rate of 2.27% and expected life of three years and has been included in stock-based charges on the accompanying statement of operations.

(6) Stockholders’ Equity

(a) Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. For the six-month offering period ended August 15, 2003, employees purchased 36,429 shares of common stock at a price of $0.57 per share.

(b) Stock Options

The following table summarizes stock option activity and balances for the periods ended September 30, 2003 and 2002:

	2003 Number of options	2003 Weighted-average exercise price	2002 Number of options	2002 Weighted-average exercise price
Beginning balance, January 1	4,508,180	$4.44	1,927,594	$1.93
Granted	1,765,681	2.33	512,661	2.74
Exercised	(426)	2.63	(12,949)	2.42
Forfeited	(141,319)	5.83	(76,796)	3.19

Balance at March 31 (unaudited)	6,132,116	$3.80	2,350,510	$2.06
Granted	2,015,000	0.66	539,268	7.50
Exercised	—	—	(5,941)	2.33
Forfeited	(534,477)	4.89	(23,775)	3.31

Balance at June 30 (unaudited)	7,612,639	$2.93	2,860,062	$3.08
Granted	32,750	0.83	1,381,517	7.06
Exercised	(37,800)	0.50	(60,722)	2.34
Forfeited	(311,054)	1.87	(76,451)	6.26

Balance at September 30 (unaudited)	7,296,535	$2.97	4,104,406	$4.37

The following table summarizes information about stock options outstanding at September 30, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of September 30, 2003	Weighted average exercise price
$0.50	1,800,800	4.70	$0.50	377,600	$0.50
$0.63 – $1.68	1,600,892	5.00	1.42	1,015,778	1.38
$1.88 – $2.63	1,607,921	5.67	2.41	1,153,352	2.42
$2.89 – $6.98	1,097,733	7.66	5.22	547,295	4.75
$7.50	1,189,189	8.53	7.50	563,469	7.50

	7,296,535	6.05	$2.97	3,657,494	$3.06

The following table includes grants of options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair market value at the date of grant or greater than the fair market value at the date of grant. The weighted average fair value was determined using the Black-Scholes option-pricing model.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Exercise Price:

Less than fair value— Number of options	—	—	1,859,000	512,661
Weighted average exercise price	—	—	$0.50	$2.74
Weighted average fair value	—	—	$0.49	$5.05
Equal to fair value— Number of options	32,750	1,381,517	1,799,431	1,920,785
Weighted average exercise price	$0.83	$7.06	$2.01	$7.18
Weighted average fair value	$0.62	$3.18	$1.28	$2.60
Greater than fair value— Number of options	—	—	155,000	—
Weighted average exercise price	—	—	$7.50	—
Weighted average fair value	—	—	$0.75	—

The following table includes weighted average assumptions using the Black-Scholes option pricing model for determining the per share weighted average fair value of stock options granted:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Per share weighted average fair value	$0.62	$3.18	$0.87	$3.12
Dividends	—	—	—	—
Volatility	111%	55%	100%	31%
Risk-free interest rate	2.16%	3.14%	1.73%	3.53%
Expected life	4.0 years	4.0 years	2.6 years	3.7 years

(7) Significant Customers

Revenue earned from significant customers is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Customer A	—	69%	—	50%
Customer B	—	7%	2%	11%
Customer C	17%	6%	17%	7%
Customer D	—	1%	—	10%
Customer E	56%	13%	38%	14%

At September 30, 2003 and 2002, receivables from these customers represented 78% and 93% of total receivables, respectively.

(8) Related Party Transactions

The Company received professional services from a law firm in which a former director is a partner. Fees paid were approximately $108,000 and $214,000 for the three months ended September 30, 2003 and 2002, respectively, and $328,000 and $587,000 for the nine months ended September 30, 2003 and 2002, respectively. Effective September 2003, this director resigned his position on the Company’s Board of Directors and the Company is no longer using the services of the law firm on new matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of HealtheTech, Inc.’s (referred to herein as the Company, we, us or our) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue,” or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below, the summary “Risk Factors” contained herein and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2002. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement of resting metabolic rate and monitoring of nutrition.

We have incurred losses since commencing operations and, as of September 30, 2003, we had an accumulated deficit of $84.4 million. Our net loss was $3.2 million and $3.4 million for the three months ended September 30, 2003 and 2002, respectively and $20.2 million and $11.3 million for the nine months ended September 30, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary products and services and increase our sales efforts.

Early in the quarter ended June 30, 2003, we refocused our business on the medical markets and commercial weight loss markets and the products that support those markets. As a result of this refocus, we in turn evaluated our operating expense levels and restructured the business, resulting in headcount and salary reductions. Following the quarter ended September 30, 2003, we further reduced the number of employees in our Golden, Colorado headquarters by an additional 25% and announced plans to close our Los Gatos, California research and development facility by the end of January 2004. We expect to continue to incur losses at least through 2004. Despite the progress we made in reducing expenses, we will need to generate substantially higher revenue than that generated in the current quarter and past quarters and/or further reduce expenses in order to achieve and sustain profitability.

We are in the process of seeking additional capital and have received initial commitments for the purchase of $9.2 million of newly issued common stock and warrants to purchase common stock in a private placement from a group of accredited investors, including current investors (one of whom is a current member of our Board of Directors). The private placement is subject to stockholder approval and other closing conditions, including our securing commitments for the purchase of common stock and warrants in connection with the private placement representing aggregate gross proceeds of at least $10 million. We anticipate a total financing raise of $10 million to $14 million and expect the closing of this financing to occur by the end of January 2004. If the financing does not occur by such time, we will need to delay, scale back or eliminate some or all of our current programs, or further reduce the scope of our operations. The primary purpose of completing the private placement is to provide funds to allow us to meet our capital and operating needs.

In addition, we are in the process of seeking stockholder approval to effectuate a reverse stock split of shares of our common stock. On August 1, 2003, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 180 calendar days ending January 28, 2004, our common stock would be delisted at that time. Accordingly, we are in the process of seeking stockholder approval to effectuate a reverse stock split of shares of our common stock at an exchange ratio ranging from one-to-two to one-to-15. We expect that a reverse stock split of our common stock will increase the market price of the common stock so that we will be able to maintain compliance with the Nasdaq minimum bid price listing standard. It is possible, however, that the per share price of the common stock after the reverse split will not result in a market price per share will that remain in excess of the $1.00 minimum bid price for a sustained period of time. Notwithstanding the foregoing, we believe that the proposed reverse stock split, if implemented, would result in the market price of our common stock rising to the level necessary, at least in the short term, to satisfy the $1.00 minimum bid price requirement.

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

We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through sales into our target markets, both directly and indirectly through distribution partners. Our sales strategy is to focus on two key markets; medical and weight-loss. In the medical and clinical markets, we currently have agreements with HealthSouth Corporation and Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company) for use or distribution of MedGem. In 2002, HealthSouth Corporation was our largest customer and contributed approximately 56% of our revenue. HealthSouth Corporation is currently the subject of various governmental investigations into its business. Because of the uncertainty around the outcome of these investigations and HealthSouth’s business prospects, we currently anticipate that we will receive no revenue from HealthSouth in 2003.

Our strategic partnership agreement with Mead Johnson & Company provides that Mead Johnson is obligated to fulfill certain take-or-pay commitments in exchange for exclusivity in certain medical markets. Since the second quarter of 2003, Mead Johnson has not fulfilled its commitment in its entirety due to a longer than expected sales and implementation cycle for our products. We have recently restructured the strategic partnership agreement to eliminate exclusive distribution rights and take-or-pay commitments and open up certain previously excluded markets. We also expanded Mead Johnson’s product offerings to include out-patient, in-hospital and weight management starter kits, that combine our devices, disposables and software, and are focused in the medical and medically supervised weight management market segments. Strategically, we are moving away from sales and distribution contracts that couple minimum purchase commitments with grants of exclusivity to our strategic partners and distributors. We believe that these arrangements are problematic for both us and our partners and distributors and that replacing them with relationships not involving exclusivity and where product is ordered to satisfy near-term demand will improve competitiveness among our distributors and cause our reported revenue to better reflect actual usage or resale of our products.

In the non-medical markets, we currently have relationships with Nature’s Sunshine Products, Inc. for distribution of BodyGem through its independent distributors who provide measurement services to consumers; Bally Total Fitness for purchase of BodyGem devices to provide measurement services in its fitness clubs; and a subsidiary of Microlife Corporation for distribution of BodyGem to retail pharmacies in Europe to provide in-store metabolic rate measurement services and the weight management and fitness/exercise markets in Taiwan. We also have pilot programs underway in a number of commercial fitness and weight loss settings. In addition, we have entered into agreements with several regional distributors for the sale of MedGem and BodyGem into certain medical and non-medical markets.

Our international distributor agreement with Microlife Corporation required it to fulfill certain take-or-pay commitments in exchange for exclusivity in certain international markets through at least December 2004. Although Microlife continues to be a distributor of our products, these exclusive rights were extinguished effective September 30, 2003 pursuant to the termination of the distribution agreement after Microlife notified us that it would not meet the balance of its purchase commitments for 2003. In addition to its take-or-pay obligations, Microlife made a nonrefundable license fee payment of $2,000,000 in March 2002 in exchange for exclusivity that was ultimately extended though 2004. Prior to termination of the agreement, we recognized revenue ratably over the period of exclusivity. As a consequence of terminating the underlying agreement effective September 30, 2003, the exclusive rights were extinguished and the end of the exclusivity period was shortened from December 2004 to September 2003. As a result, we recognized the remaining $837,000 in deferred revenue related to the exclusive license fee payment in September 2003.

We recognize revenue from the sale of our products when ownership transfers to our customer or distributor. Other than software, we offer products with warranty periods of 12 to 15 months from the date of purchase. With certain limited exceptions, we provide limited warranties on our software products for 90 days from the date of purchase.

In the future, we plan to convert to a “measurement” business model in which customers receive MedGem and BodyGem devices from us, either directly or through commissioned sales agents, that are “preloaded” with the ability to perform a specific number of metabolic measurements and can be reloaded with additional measurements. Customers will also receive a corresponding number of disposable mouthpieces at no additional charge. The principal advantage of this model to our customers is that it lowers the initial acquisition cost of deploying the device in the customer’s business. As a result, we expect the model to accelerate the adoption, deployment and utilization rate of our technology, increasing our installed base of devices and, ultimately, positively impacting revenue and profitability. In the first year of deployment of this model, however, our revenue is likely to be lower than it would be under the traditional sales model, because the expected selling price of a set number of measurements is expected to be lower than the traditional selling price of a measurement device and quantity of disposable mouthpieces. Although this model has not yet been deployed, we currently expect that this system of selling measurements, rather than devices and disposables, will be the dominant form of business in 2004 and beyond.

We pay royalties to third parties to license various sensor and related technologies that are used in our health monitoring devices. These royalty expenses are included in our cost of revenue. In general, we pay the greater of minimum royalty amounts or a percentage of product revenue to these third parties in order to maintain exclusivity in specified fields of use through the terms of the agreements covering the licensed technologies. We believe that such arrangements are no longer necessary due to our established product and patent protection around our core technology and have sought to restructure our relationships with several component suppliers. As of September 30, 2003, we had entered into a mutual termination of this sort of arrangement with one of our key component suppliers and converted to a purchase order based supply relationship with such supplier. We have also come to an agreement in principle with another of our key suppliers to suspend a similar arrangement and plan to continue to purchase components on a purchase order basis from this supplier.

We currently outsource the manufacturing, testing and packaging of our health monitoring devices, disposable products and software. We pay our contract manufacturers a negotiated price, inclusive of labor, material, overhead and profit, for the products that they manufacture. Generally, we pay for products as they are completed and move into finished goods inventory. In some circumstances, if we reschedule purchase orders placed with our manufacturers, we may be liable for restocking fees or may be required to purchase surplus inventory at the manufacturer. Cost of revenue consists primarily of purchases of products from our contract manufacturing partners, royalties, obsolescence reserves, tooling depreciation and costs of our manufacturing liaison group. We anticipate that we will recognize higher margins on our disposables and software products as compared to our health monitoring devices under our current model. We anticipate that our gross margins will improve over time as product volume increases to cover fixed manufacturing costs and potentially enable us to negotiate lower contract manufacturing rates. We also believe that the implementation in 2004 of the preloaded measurement model will positively impact gross margins.

Research and development expenses principally consist of compensation and other personnel costs, contractor fees, fees paid to outside service providers, project material, and clinical expenses. Research and development costs are expensed as incurred.

Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, marketing, insurance, and, to a lesser extent, account management and customer training. Our sales and marketing strategy is to market directly to certain large customers and establish distribution relationships to reach others, generate awareness of our products and penetrate and expand in the medical and commercial weight-loss markets. We initiated an awareness campaign emphasizing the importance of metabolism in weight management, which concluded in the first quarter of 2003. With the conclusion of this campaign combined with the cost reduction efforts we undertook in the second quarter of 2003, we substantially reduced our selling, general and administrative expenditures. We plan additional reductions in operating expenses through such measures as the closure of our Los Gatos, California research and development facility by the end of January 2004 and subletting office space, but can not predict when these savings might ultimately be achieved.

Results of Operations

Three Months and Nine months Ended September 30, 2003 and 2002

Revenue. Revenue decreased $3.5 million to $1.8 million in the quarter ended September 30, 2003 from $5.3 million in the comparable quarter in 2002. Product revenue decreased $3.8 million to $0.6 million for the three months ended September 30, 2003 from $4.4 million in the comparable period in 2002. The primary reason for the significant decrease in product revenue is the absence in 2003 of revenue from a significant 2002 customer, HealthSouth Corporation. In the third quarter of 2002, HealthSouth made a contractually required product purchase of $3.2 million from us, which represented approximately 74% of our product revenue for that period. Since completing a total of $7.5 million in purchases from us in 2002, HealthSouth has failed, and is expected to continue to fail, to perform on certain of its contracted obligations, including the obligation to make $20 million in purchases in 2003, and as a consequence have forfeited exclusivity previously granted to it in certain markets. Strategically, we are moving away from agreements that couple minimum purchase agreements with exclusivity, as we believe this will promote more competitiveness among our distributors in the market and also cause our reported revenue to better reflect the deployment and usage of our products. Starting in the second quarter of 2003, we expanded our product mix to include starter kits, which include the BodyGem or MedGem device, single-use disposables and BalanceLog or Analyzer software. We sold approximately 200 BodyGem and MedGem devices and approximately 78,000 single-use disposables in the third quarter of 2003 compared to approximately 1,500 devices and over 300,000 single-use disposables in the third quarter of 2002. Software and other revenue increased $0.3 million to $1.2 million in the third quarter of 2003 from $0.9 million in the comparable quarter of 2002. We recognized approximately $0.8 million of deferred license fees due to the extinguishment of an exclusivity arrangement with our international distributor, as described in “Overview,” above. This increase in license revenue was offset by the absence of software purchases from HealthSouth, who in the second quarter of 2002 purchased approximately $0.4 million of software. Sales of software in the third quarter of 2003 were primarily generated from our website and through distributors.

Revenue decreased $6.3 million to $4.6 million for the nine months ended September 30, 2003 from $10.9 million in the comparable period in 2002. Product revenue decreased $6.9 million for the nine months ended September 30, 2003 to $2.2 million from $9.1 million in the comparable period in 2002. We sold approximately 680 Gems and approximately 258,000 single-use disposables in the nine months ended September 30, 2003 compared to approximately 4,400 Gems and over 500,000 single-use disposables in the comparable period of 2002. In the nine months ended September 30, 2003, we shipped two large re-stocking orders of single-use disposables to a key customer and have sold kits comprised of the MedGem, single-use disposables and software to our medical distributor. We also shipped re-stocking orders to our international distributor in the second quarter of 2003. Sales for the nine months ended September 30, 2002 were primarily to our domestic and international distributors for initial stocking orders of BodyGems, MedGems and single-use disposables, in addition to a large sale made to HealthSouth, as discussed above, and sales to a key customer in the home measurement market. Software and other revenue increased $0.6 million to $2.4 million for the nine months ended September 30, 2003 from $1.8 million in the comparable period of 2002. The primary reason for the increase relates to the $0.8 million recognition of deferred license fees as discussed above. This increase is partially offset by the elimination of our personal digital assistant product we had offered in early 2002. Other variances are nominal.

In late 2002 and early 2003, we received purchase orders from SAM’s Club and Wal-Mart and shipped a total of $3.8 million of BalanceLog software based on our retail selling prices. Through June 30, 2003, we recognized revenue of only $228,000 based on the sell-through of our software to customers from these retail stores. Because of the low sell-through rates, we decided to exit the mass-market retail channel and therefore SAM’s and Wal-Mart have returned the majority of the unsold product to us during the second quarter of 2003. Based on our current sales forecasting, we do not anticipate selling this quantity of software in the next twelve months. Accordingly, we reserved approximately $254,000 as excess inventory in the quarter ended June 30, 2003. This charge is included in software and other cost of revenue in the nine months ended September 30, 2003.

Revenue from customers outside the United States accounted for 56% and 13% of total revenue for the three months ended September 30, 2003 and 2002, respectively and 38% and 14% for the nine months ended September 30, 2003 and 2002, respectively.

Cost of Revenue. Total cost of revenue increased to 57% of sales in the third quarter of 2003 from 40% of sales in the third quarter of 2002. Total cost of revenue for the nine months ended September 30, 2003 increased to 72% of sales from 52% of sales in the prior year period. The increase in cost of revenue as a percent of sales primarily reflects obsolescence reserves related to remaining BalanceLog 2.0 software, old style single use mouthpieces and flowtubes and some sensor components that did not meet our quality specifications. The write-off of the old style mouthpieces, flowtubes and sensor components were the primary cause for the negative product margins for the three and nine months ended September 30, 2003.

Research and Development. Research and development expenses decreased $0.4 million to $1.3 million in the quarter ended September 30, 2003 from $1.7 million in the comparable quarter in 2002. The variance is primarily due to a 31% decrease in headcount resulting from the cost reduction measures undertaken in the second quarter of 2003. In addition, we have reduced our use of outside service firms and contractors resulting in a savings of 61% in the third quarter of 2003 compared to the third quarter of 2002. We have focused our research and development efforts on a few key projects, which are now being handled with internal resources, and clinical validation studies conducted by outside providers. We believe that a continued commitment to research and development is essential in order to provide enhancements to and validation of existing products.

Research and development expense increased $0.7 million to $5.4 million for the nine months ended September 30, 2003 from $4.7 million in the comparable period of the prior year. The primary reason for the increase includes contracting hardware and software developers and outside service firms early in 2003 to assist in enhancing our current products and designing and developing next generation products. We have curtailed efforts in developing any new products unrelated to our existing product line at this time. Many of the outside service firms and contractors have now been eliminated as a result of our second quarter 2003 cost reduction efforts.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.9 million to $2.1 million in the quarter ended September 30, 2003 from $4.0 million in the comparable quarter of the prior year. The primary reason for the decrease is significantly reduced marketing spending. Marketing costs declined 90% in the third quarter of 2003 compared to the third quarter of 2002. In the third quarter of 2002, we were preparing for the launch of our BalanceLog software into the retail channel by hiring marketing firms to conduct consumer and medical studies, packaging firms for product redesign, and a marketing agency for promotion services, which activities were not conducted by us in the third quarter of 2003. Other reasons for the decrease in selling, general and administrative expenses include a 14% reduction in headcount and company-wide salary reductions, as a result of our second quarter 2003 cost reduction efforts, along with related travel expense reductions. In addition, we are now using internal resources for most formerly contracted functions, such as web hosting, customer service, and investor and public relations.

Selling, general and administrative expense increased $2.9 million to $12.4 million for the nine months ended September 30, 2003 from $9.5 million in the comparable period of the prior year. This was primarily due to the first quarter 2003 metabolism awareness campaign and BalanceLog software radio and print advertising which totaled $3.3 million. In the first quarter of 2003, we also incurred approximately $0.7 million of merchandising costs launching into the mass-market retail channel. As of June 30, 2003, we exited the mass-market retail channel. We have reduced our marketing efforts to focus on two markets; the medical market and the commercial weight loss market. Our tradeshow and other marketing activity will be limited to those markets. We do not expect to incur significant advertising expenditures in the near term.

Stock-based Charges. Stock-based charges decreased $0.4 million for the third quarter of 2003 to $0.5 million from $0.9 million in the comparable quarter of the prior year. We recorded deferred stock-based charges of $4.9 million with respect to stock options that we granted through September 30, 2003. We recognized $2.1 million of the deferred stock-based charges through September 30, 2003, reduced deferred stock-based charges by $1.4 million for unvested options that have been forfeited and will ratably recognize the remaining $1.4 million of deferred stock-based charges over the remaining vesting period of the options, which is generally four years from the date of grant. We expect to record expense for deferred compensation as follows: $0.3 million for the remainder of 2003, $0.7 million during 2004 and $0.4 million during 2005. The amount of deferred compensation expense to be recorded in future periods may again decrease if unvested options for which deferred compensation has been recorded subsequently lapse or are cancelled.

Restructuring Charges and Asset Impairment. During the second quarter of 2003, we implemented a company-wide cost reduction program, which reduced our quarterly operating expenses by approximately 25%. This was achieved through a downsizing of our employee workforce, a significant reduction in our use of contractors and outside service firms, and company-wide salary reductions. We incurred approximately $0.5 million of severance charges and termination fees associated with this effort.

Asset Impairment. We revised our business plan during the second quarter of 2003 to focus on a few core markets and the products that support these markets. The change in our business plan caused us to re-evaluate the fair value of our intellectual property portfolio, which we do on a periodic basis. This evaluation identified a number of patents and applications directed at products we have decided not to pursue, and others that may not result in meaningful cash flow within the next several years. For the three months ended September 30, 2003, we recorded an impairment charge of approximately $90,000 related to patents that we determined would not be defensible at this time. This charge in conjunction with using probability-adjusted cash flow projections and other methods to value the remaining intangible asset portfolio, resulted in an impairment charge of approximately $1.7 million for the nine months ended September 30, 2003. We continue to have a strong patent portfolio addressing methods of indirect calorimetry, integrated calorie management and other technologies that are related to or extensions of our current products.

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and short-term investments totaled $8.7 million at September 30, 2003. Cash used in operating activities was $14.1 million in the nine months ended September 30, 2003 compared to $6.3 million in the comparable period of 2002. The increase in usage reflects expenditures for supporting an advertising and awareness campaign to support the launch of our BalanceLog software in the mass-market retail channel earlier in the year, severance payments to employees whose jobs were eliminated as part of our company-wide cost reduction program in the second quarter of 2003, and an $0.8 million payment to our contract manufacturer for excess raw materials reserved in previous years. The increase was offset primarily by a reduction in our accounts receivable and prepaid expenses and a $0.9 million customer deposit that will be refunded in the fourth quarter of 2003.

Cash provided by investing activities was $5.9 million in the nine months ended September 30, 2003, an increase of $7.9 million from the comparable period of the prior year, primarily due to the redemption of marketable equity securities and the release of a cash collateral restriction on a letter of credit securing an office building lease. These provisions are offset by minimal purchases of capital and intangible assets.

Cash flows from financing activities were $0.1 million in the nine months ended September 30, 2003, a decrease of $28.0 million from the comparable period of the prior year. Net cash from financing activities for the nine months ended September 30, 2003 primarily reflects proceeds from the sale of equity securities from our employee stock purchase plan and exercise of stock options. Net cash from financing activities for the nine months ended September 30, 2002 primarily reflects proceeds from the sale of equity securities from our initial public offering and exercise of stock options.

We have no long-term debt. Stockholders’ equity at September 30, 2003 was $13.5 million. We expect to continue to modestly invest in sales and marketing programs and research and development. We do not expect significant additions to property and equipment in the near term. In May 2003, we entered into a $4.0 million receivable-based line of credit with a large bank. Advances under the line of credit are available to us pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions. Amounts outstanding under the line of credit are due one year from the execution of the agreement. As of September 30, 2003, there are no amounts outstanding under the line of credit. The amount of available credit under the line approximates $0.4 million at September 30, 2003.

We do not believe our current cash, investments and cash generated from operations is sufficient to fund our operations and working capital needs through 2004 without obtaining additional financing or significantly contracting the scope of our current operations. We have initiated a process to obtain additional capital, and we received initial commitments for the purchase of $9.2 million of newly issued common stock and warrants in a private placement from a group of accredited investors, subject to shareholder approval and other closing conditions, including our securing commitments for the purchase of common stock and warrants in connection with the private placement representing aggregate gross proceeds of at least $10 million. We anticipate a total financing raise of $10 million to $14 million and expect the closing of this financing to occur by the end of January 2004. We believe that this additional capital would meet our operating and capital needs through 2004. We cannot assure you that our stockholders will approve the transaction, or that our current estimates and assumptions of timing will remain unchanged. If, as of January 2004, a sufficient financing or corporate partnering transaction is not reasonably assured, we will be required to significantly scale back our operations and reduce all discretionary spending. In addition, if we do not consummate the financing transaction, we would be forced to immediately consider other financing or strategic alternatives and consider selling some or all of our assets. We believe that the execution of such actions would adversely impact our ability to generate increased revenue.

To the extent we raise additional capital by issuing equity securities, our stockholders would at that time experience substantial dilution.

The following table sets forth information concerning our material contractual obligations as of September 30, 2003:

Material Contractual Obligations	Total	Due in next 3 months	Due 2004 and 2005	Due 2006 and 2007	Due after 2007
Operating Lease Obligations	$3,103,000	$251,000	$1,698,000	$986,000	$168,000

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

Asset impairment

We revised our strategic business plan during the second quarter of 2003. The change in our business plan necessitated an evaluation of our intellectual property portfolio for realizability. This evaluation identified a number of patents and patent applications directed at products we have decided not to pursue, and others that may not result in meaningful cash flow within the next several years. For the three months ended September 30, 2003, we recorded an impairment charge of approximately $90,000 related to patents that we determined would not be defensible at this time. This charge in conjunction with using probability-adjusted cash flow projections and other methods to value the remaining intangible asset portfolio, resulted in an impairment charge of approximately $1.7 million for the nine months ended September 30, 2003.

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

Our existing capital resources are not sufficient to support our current operating plan, and we will need to obtain additional capital in order to continue operations through 2004.

We do not believe our current cash, investments and cash generated from operations is sufficient to fund our operations and working capital needs through 2004 without obtaining additional financing or significantly contracting the scope of our current operations. We cannot assure you that our stockholders will approve the proposed financing transaction, or that our current estimates and assumptions of timing will remain unchanged. If, as of January 2004, a sufficient financing or corporate partnering transaction is not reasonably assured, we will be required to significantly scale back our operations and reduce all discretionary spending. We believe that the execution of such actions would adversely impact our ability to generate increased revenue. Thus, if we do not consummate the financing transaction, we would be forced to immediately consider other financing or strategic alternatives that we expect would be substantially less attractive than the contemplated financing. An alternative financing is unlikely to be available on acceptable terms, or at all, and we cannot predict whether a corporate partnering transaction would be available on acceptable terms, or at all. In addition to other possibilities, we may be forced to consider selling some or all of our assets. However, there can be no assurance that we would be able to sell any of our assets, or that if we were able to sell some or all of our assets, that we would be able to do so on favorable terms. To the extent we raise additional capital by issuing equity securities, our stockholders would experience substantial dilution.

We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently quoted on the Nasdaq National Market. In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy certain listing maintenance standards established by Nasdaq. Among other things, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days and does not thereafter reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 180 calendar days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. On August 1, 2003, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 180 calendar days ending January 28, 2004, our common stock would be delisted at that time. The Nasdaq National Market also requires maintenance of minimum stockholders’ equity of $10 million. Without raising additional equity capital, it is possible that our stockholders’ equity could fall below the $10 million minimum.

If our common stock were to be delisted, and the common stock does not qualify for trading on the Nasdaq SmallCap Market, our common stock would trade on the over-the-counter bulletin board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternative markets are generally considered to be less efficient than, and not as broad as, the Nasdaq National Market, and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which would materially harm our business. In addition, delisting from the Nasdaq National Market could result in a loss of confidence by our customers, suppliers and employees, the loss of analyst coverage and institutional investor interest, and fewer business development opportunities.

While we are planning to effect a reverse stock split in an effort to regain compliance, we cannot assure you that we will be able to secure the necessary stockholder approval of the proposed stock split, or, if effected, that the stock split will be sufficient to maintain our stock price on a sustainable basis.

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

We recorded only $21.6 million in revenue since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since our inception through September 30, 2003, we recorded only $21.6 million in revenue. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the Food and Drug Administration (FDA) marketing clearance process for MedGem, the growth of our organizational resources and other activities. As of September 30, 2003, we had an accumulated deficit of $84.4 million. We may not generate a sufficient level of revenue to offset our planned expenditures, and we may be unable to adjust spending in a timely manner to respond to any failure to increase our revenue. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We expect our future financial results to fluctuate significantly, and failure to increase our revenue or achieve profitability may disappoint securities analysts or investors and result in a decline in our stock price.

We believe that period-to-period comparisons of our historical results of operations are not meaningful and are not a good predictor of our future performance. In 2002, for example, several of our customers and distributors purchased products from us in order to meet contracted minimum purchase requirements, and actually deployed or resold only portions of the products purchased. We expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our product offerings and increase sales into different markets. Our revenue, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

•	market acceptance of our MedGem, BodyGem and software products;

•	the ability of our distributors and strategic partners to penetrate our target markets;

•	the amount and mix of health monitoring devices, disposable products and software sold by us or our strategic partners and distributors;

•	our ability to develop new products and introduce enhancements to our existing products on a timely basis and to obtain any required regulatory clearances or approvals for those products;

•	the success of new product introductions, distribution channels, sales and marketing efforts and pricing changes by our competitors;

•	the success of our advertising and customer awareness program which concluded in the first quarter of 2003;

•	unanticipated delays in production by our third-party contract manufacturers caused by insufficient capacity or delays in the availability of components;

•	changes in the amount or timing of product orders;

•	the utilization rate of our monitoring devices sold, which directly impacts the sales of disposables; and

•	our ability to expand our operations, and the amount and timing of expenditures to expand our operations, including costs related to acquisitions of technologies and businesses.

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

We currently rely on a limited number of distributors for the sale of MedGem and BodyGem into our target markets and, to a lesser extent, other target markets. If these distributors are not successful selling our products, or if we are unable to establish additional distributor arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

We expect to rely primarily upon distributors and their sales forces to sell MedGem into the medical market and to increasingly rely upon distributors and their sales forces to sell BodyGem into the retail pharmacy, weight management, fitness and other target markets. We currently have a limited number of distributors of our products into global markets. Our reliance on distributors subjects us to many risks, including risks related to their inventory levels and support for our products. If any of our distributors attempt to reduce their inventory levels or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively affected. As is generally the case with our current distribution agreements, we anticipate that our future distribution agreements will allow our distributors to reduce or discontinue purchases of our products with short notice. Further, distributors may not recommend, or continue to recommend, our products. We will rely heavily upon our distributors for the sales and marketing activities that we believe are critical to the successful sale of our products. However, our distributors may not market or sell our products effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. In addition, we intend to attract additional distributors of MedGem and BodyGem in order to increase penetration in the medical and other markets. It may be difficult to increase our distributor base due to current exclusivity arrangements and prospective requests for exclusivity from distributors and other customers. If we are unable to maintain successful relationships with our distributors or obtain additional distributors, we will have to devote substantially more resources to the distribution, sales, marketing, implementation and support of our products than we would otherwise and our efforts may not be as effective. The loss of any one or more of our distributors, a reduction in purchases of our products by or through our distributors, the decline of our distributors’ business or the inability to increase our third-party distributor base may limit our revenue growth and harm our operating results.

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

Our international distributor agreement with Microlife Corporation required it to fulfill certain take-or-pay commitments in exchange for exclusivity in certain international markets through at least December 2004. Although Microlife continues to be a distributor of our products, these exclusive rights were extinguished effective September 30, 2003 pursuant to the termination of the distribution agreement after Microlife notified us that it would not meet the balance of its purchase commitments for 2003.

Because a small number of customers are likely to account for a substantial portion of our revenue, the loss of any of these customers or the cancellation or deferment of a customer’s order could cause our revenue to decline substantially and may result in a decline in our share price.

We expect that the majority of our revenue will depend on sales of our products to a limited number of customers, which include our strategic partners and our distributors. We intend to establish strategic relationships with large, prominent companies that possess significant sales, marketing and distribution capabilities in each of our targeted medical and non-medical channels. We have not had significant working experience with these new customers and it is difficult to predict purchasing patterns. Many of our contracts with our customers do not contain minimum purchase requirements and any customer may reduce or discontinue purchases of our products at any time. The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers’ business may cause our revenue to decline substantially or fall short of our expectations. In addition, because we expect our accounts receivable to be concentrated on a small group of customers, the failure of any of them to pay on a timely basis would reduce our cash flow and negatively affect our operating results.

In the past we granted certain of our customers’ exclusive rights to particular markets. These exclusive agreements may limit our ability to add additional customers. If one of these current or future customers fails to adequately promote and sell our products, our sales and penetration into their markets will be adversely affected. Moreover, if any customer that has an exclusive right in a particular market proves to be ineffective, we may not be able to replace that customer for a significant period of time, if at all.

Our workforce reductions may have an adverse impact on our ability to recruit and retain key personnel which could delay our ability to execute our business plan.

In the second quarter of 2003, we refocused our business on the medical markets and commercial weight loss markets. As a result of such refocus, we implemented a company-wide cost reduction program, achieved through a reduction in force, company-wide salary reductions and significant reduction in the use of contractors and outside service firms. In November 2003, we announced further expense reductions, including an additional reduction in force. As a result of a perceived risk of future workforce and expense reductions, we may not be able to attract and retain personnel on acceptable terms, which could adversely affect our business.

We intend to convert to a measurement business model in 2004 from which we expect to derive substantially all of our future MedGem and BodyGem device revenue. If acceptance of our new business model fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenues to achieve profitability.

Beginning in 2004, we plan to convert to a “measurement” business model in which customers will receive our MedGem and BodyGem devices, either through us or our distributors, that are “preloaded” with the ability to perform a specific number of metabolic measurements and can be reloaded with additional measurements. Customers will receive a corresponding number of disposable mouthpieces at no additional charge and will periodically return the device to be reloaded with additional measurements. We have not had significant working experience with this measurement model and it is difficult to predict customer’s purchasing patterns. As a result, there can be no assurance that we will be able to successfully introduce the measurement model, that the model and the corresponding preloaded MedGem and BodyGem devices will be accepted by customers, or that we will recoup or realize a return on our capital investment and increase revenues. If the anticipated demand for these revised products fails to develop, our ability to generate revenues and achieve profitability would be significantly harmed.

From time to time we may experience difficulties or delays in the development, production or marketing of the preloaded devices. In addition, the preloaded devices could contain unknown errors or defects, which could result in rejection of our products, product recalls, damage to our reputation, lost revenues, and increased service costs and warranty claims. Any of these results could materially harm our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. At September 30, 2003, our cash and cash equivalents consisted primarily of money market and mutual funds with average maturities of less than 90 days. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities. On August 28, 2003, we issued a warrant to MARC USA/Pittsburgh, Inc. to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $7.50 per share pursuant to a consulting arrangement. We relied upon Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”) and Section 4(2) of the Securities Act, as an exemption from the registration requirements of the Securities Act for the issuance of these securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Following the quarter ended September 30, 2003, our Board of Directors promoted Alexander “Sandy” MacPherson to the office of President and Chief Operating Officer and appointed Mr. MacPherson to serve as a member of our Board of Directors. In addition, our Board of Directors appointed James W. Dennis to serve as Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

4.17		Warrant to Purchase Shares of Common Stock issued by the registrant to MARC USA/Pittsburgh, Inc.

10.52		Employment Offer Letter, dated February 22, 2003, between the registrant and Alexander MacPherson.

10.53		Employment Agreement, dated March 7, 2003, between the registrant and James W. Dennis.

10.54		Employment Agreement, dated March 7, 2003, between the registrant and Stephen E. Webb.

10.55		Termination Agreement and Mutual General Release, dated August 31, 2003, between the registrant and Sensors for Medicine and Science, Inc.

10.56	*	Amendment to Strategic Partnership Agreement, dated October 28, 2003, between the registrant and Mead Johnson & Company.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b) Reports on Form 8-K:

During the third quarter ended September 30, 2003, the Company filed a report on Form 8-K on July 30, 2003, regarding the issuance of a second quarter 2003 earnings press release dated July 30, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2003		HEALTHETECH, INC. (Registrant)

	By:	/s/ James W. Dennis
James W. Dennis Chairman and Chief Executive Officer

	By:	/s/ Stephen E. Webb
Stephen E. Webb Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

4.17		Warrant to Purchase Shares of Common Stock issued by the registrant to MARC USA/Pittsburgh, Inc.

10.52		Employment Offer Letter, dated February 22, 2003, between the registrant and Alexander MacPherson.

10.53		Employment Agreement, dated March 7, 2003, between the registrant and James W. Dennis.

10.54		Employment Agreement, dated March 7, 2003, between the registrant and Stephen E. Webb.

10.55		Termination Agreement and Mutual General Release, dated August 31, 2003, between the registrant and Sensors for Medicine and Science, Inc.

10.56	*	Amendment to Strategic Partnership Agreement, dated October 28, 2003, between the registrant and Mead Johnson & Company.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.