Form 10-K
period 2003-12-31
HEALTHETECH INC
filed 2004-03-29
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49871

HEALTHETECH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0478611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

523 Park Point Drive, 3rd Floor, Golden, Colorado 80401

(Address of principal executive offices, including zip code)

(303) 526-5085

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $12,090,838 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person beneficially owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2004, the Registrant had 7,086,215 shares of Common Stock, $.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on May 14, 2004, are incorporated by reference in Part III of this Form 10-K.

ii

PART I

This Form 10-K contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and under the captions “ Risk Factors” and “ Business” as well as those discussed elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which speak as of the date of this report. We do not intend to update or revise these forward-looking statements to reflect future events or developments. You should read this discussion together with the financial statements and other financial information included in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

We were incorporated in Delaware in February 1998 and design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement and monitoring of important health parameters.

Our current health monitoring devices measure oxygen consumption (also known as oxygen uptake) to calculate resting metabolic rate, or RMR. The accurate measurement of resting metabolic rate, which establishes how many calories a person burns per day at rest and represents up to 75% of the total calories burned by a healthy individual per day, is important to the success of medical therapy and in achieving weight management and fitness goals. However, an accurate, cost-effective and practical device for measuring and monitoring metabolism has not previously been available. The HealtheTech system, which consists of handheld health monitoring devices, single-use disposable facemasks and mouthpieces and stand-alone software applications designed to be used with our devices, enables healthcare professionals and wellness advisors to quickly, accurately and cost effectively measure and monitor the metabolism of a patient or client. We believe that by making metabolism measurements broadly accessible, the HealtheTech system has the potential to become a standard of care in the medical therapy, weight management and fitness markets.

Our initial health monitoring devices include MedGem® for the medical market, which received 510(k) clearance for prescription use from the FDA and commenced initial sales in January 2002, and BodyGem® for the weight management, nutrition monitoring and fitness markets, which was commercially launched in November 2001. Our BalanceLog® software was launched in November 2001 and allows users to create a weight management system that incorporates RMR measurements from our devices. Our BalanceLog Pro software was launched in January 2003 and allows health and fitness professionals to directly monitor a BalanceLog client’s food, nutrition and exercise data over time and provide feedback to the client. We operate as a single business segment.

On December 23, 2003, we completed an $11.7 million private placement of securities with several accredited investors. Pursuant thereto, we issued an aggregate of 3,078,941 shares of our common stock at a price equal to $3.80 per share and ten-year warrants to purchase up to 2,155,265 shares of our common stock at an exercise price of $3.80 per share. The warrants became immediately exercisable and expire on December 22, 2013. The primary purpose of completing the private placement was to provide funds to allow us to meet our capital and operating needs.

On August 1, 2003, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 180 calendar days ending January 28, 2004, our common stock would be delisted at that time. On December 31, 2003, following the approval by our stockholders, we effectuated a one for five reverse stock split to regain compliance with this listing requirement. Since the reverse stock split was effectuated, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement.

Our Internet address is www.HealtheTech.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Industry Background

The proper management of an individual’s nutritional and weight management needs is enhanced by the accurate measurement of metabolism. This has historically been most often performed by use of a large and expensive machine either in a research lab or in the hospital setting. Because of the cost, complexity and time required to measure an individual’s metabolism using this method, healthcare professionals and wellness advisors primarily rely on estimation methods which are based on such factors as height, weight, sex and age. However, these estimations can be significantly inaccurate when applied to an individual due to variations in disease state, genetics, hormone levels, diet, body composition, activities and exercise. The shortcomings in current methods of measuring or estimating metabolism can significantly compromise the effectiveness of medical care, weight management and fitness programs.

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

Obesity. According to a June 1997 report by the World Health Organization, obesity has become a worldwide epidemic. In January 2003, the United States Surgeon General declared obesity America’s greatest health threat, calling obesity an “epidemic” and a “health catastrophe” that has already killed millions. The American Medical Association published an obesity primer in late 2003 that described obesity as a critical medical condition and provided guidance for assessing and treating adult obesity. Obesity is a recognized independent risk factor or aggravating agent for more than 20 medical conditions, including cardiovascular disease, high blood pressure and diabetes. Weight management and nutritional assessment play an integral part in the daily management of these medical conditions. We believe that successful weight management is impeded by the inability to accurately determine an individual’s metabolism in a practical manner.

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

The HealtheTech system offers our customers the following benefits:

Scientifically-based and clinically validated accuracy. Our health monitoring devices have been validated in both laboratory and clinical tests against the “gold standard” Douglas Bag method to demonstrate accurate measurement of RMR and oxygen consumption.

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

Cost-effective. The HealtheTech system enables healthcare professionals, wellness advisors and fitness trainers to provide health and nutrition monitoring services that in many instances were not previously cost-effective. We designed our health monitoring devices to require no on-going maintenance and no replacement parts. In appropriate cases, we believe that qualified medical professionals and registered dietitians can seek Medicare and other third-party reimbursement for some of the cost associated with providing metabolic rate measurement services using MedGem to provide medical nutrition therapy or weight management programs.

Enables personalized care, therapy and advice. The HealtheTech system enables healthcare professionals and wellness advisors to provide highly personalized care, therapy and advice to their patients and clients. Our health monitoring devices provide oxygen consumption and RMR measurements unique to each individual, as opposed to relying upon an estimate derived from a population-based formula. Our related software products integrate an individual’s unique RMR with personal profile information to create personalized nutrition monitoring and weight management solutions. This allows healthcare professionals, wellness advisors and fitness trainers to customize care, therapy and advice to the particular and changing profiles of each patient and client.

Our Products

Our Health Monitoring Devices

Our health monitoring devices are based on advanced technologies that enable healthcare professionals and wellness advisors to determine resting metabolic rate, or RMR, by accurately measuring oxygen consumption. This information is then used by healthcare professionals, wellness advisors and fitness professionals to help determine the caloric requirements of each patient or client. Sales of our health monitoring devices amounted to approximately 51% of revenues in 2003.

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

The MedGem and BodyGem are designed to use our proprietary disposable hygienic facemasks or mouthpieces. The disposables fit directly into our health monitoring devices and are intended to be discarded after a single use. The disposables eliminate the threat of cross-contamination by incorporating a medical-grade microbial filter material. The labeling of our disposable products cleared by the FDA states that a new disposable must be used each time the MedGem device is used. We also label and contractually require our distributors and service provider partners to acknowledge that disposables are single use and to use a new disposable each time the BodyGem device is used.

From the commercial launch of our devices through fiscal 2003, we sold the disposables separately from our health monitoring devices. However, beginning in 2004 we converted our future sales efforts to a measurement model under which purchasers of our health monitoring devices would pay for a certain number of uses or measurements. Under this system, we pre-load each device with the ability to perform a specific number of metabolic measurements and provide our customers with a corresponding number of disposable mouthpieces at no additional charge. After all uses are expended, customers may return the device to us and can purchase another pre-loaded device. The depleted devices can be upgraded, recalibrated and refurbished for reuse. The principal advantage of this model to our customers is that it lowers the initial acquisition cost of deploying the device in the customer’s business. As a result, we expect the model to accelerate the adoption, deployment and utilization rate of our devices, increasing our installed base of devices and, ultimately, positively impacting revenue and profitability. We expect that this system of selling measurements, rather than devices and disposables, will be the dominant form of business in 2004 and beyond.

Software

Each of our health monitoring devices has a corresponding software package available that is designed to be used as a companion application with our devices. The current software packages are not required to operate the related devices. Sales of our software products, predominately BalanceLog, amounted to approximately 21% of revenues in 2003. Our software products include:

•	BalanceLog. Our current leading consumer software package is called BalanceLog, which was launched in November 2001. RMR measurements from the BodyGem or MedGem device can be used in conjunction with our BalanceLog software application for a complete nutritional assessment, weight management and fitness and exercise solution. BalanceLog integrates the user’s personal profile information with specific weight management objectives. It allows the user to log calories consumed and lifestyle and exercise information in order to develop a personalized program to monitor and manage his or her nutrition and weight. BalanceLog has over 4,000 foods and 300 exercises stored in its database, including brand name foods and menus from popular fast food restaurants. We launched updated versions of the software in December 2002 and October 2003. Our BalanceLog software is typically purchased by consumers from our distribution partners or downloaded from our web site with payment.

•	BalanceLog Pro. BalanceLog Pro is a software application that allows health and fitness professionals to directly monitor a BalanceLog client’s food, nutrition and exercise data over time and provide feedback to the client.

•	RMR and MedGem Analyzer Software. With RMR Analyzer, users can measure and track breath-by-breath airflow and RMR on a real time basis. The software generates graphs, reports and patient or client records, all available for printout. Additionally, the MedGem Analyzer software also displays oxygen consumption. Our MedGem analyzer software is intended for use by medical professionals, and received FDA 510(k) clearance in June 2002.

Our Strategy

Our goal is to be a leading medical device company that produces proprietary, non-invasive health monitoring devices for the measurement of important health parameters. We intend to focus on the following key strategies.

•	Establish the HealtheTech system as a new standard of care. We believe that the accessibility of our technology, our work with professional medical societies to incorporate metabolism measurement in practice guidelines, our sales and marketing efforts, and our educational initiatives will establish metabolic rate as a standard vital sign, similar to blood pressure and heart rate.

•	Target multiple markets simultaneously. In addition to our direct selling efforts, we have established and will continue to establish relationships with resellers and distributors that possess significant sales, marketing and distribution capabilities in each of our targeted medical and non-medical market channels.

•	Provide complete solutions. In both medical and non-medical markets, we provide monitoring devices, related disposables and software applications. The HealtheTech system is designed to provide individuals, healthcare professionals and wellness advisors with powerful tools to achieve nutrition, health and fitness goals.

•	Leverage our proprietary technology platform. We have dedicated significant resources to the development of our key technologies, and we have leveraged these technologies and our engineering expertise to develop health monitoring devices and software products to be able to pursue additional markets such as cardiac monitoring, fitness and performance testing and diabetes management.

•	Establish a recurring revenue stream. Increased penetration and utilization of our devices in both medical and non-medical markets will establish a recurring revenue stream from the replenishment sales of disposables under our traditional sales model and replenishment sales of pre-loaded devices under our new measurement model. With the conversion in 2004 to our measurement model, we expect most of our future device sales to be in the form of devices pre-loaded with a specific number of measurements.

Sales, Marketing and Distribution

Through our own direct selling efforts and relationships with our current and future reseller and distribution network, we intend to focus primarily on the following markets:

•	Medical. This market consists primarily of healthcare professionals providing nutrition and health monitoring services, including medically supervised weight management programs, in such places as physician offices, hospitals, outpatient clinics and nursing homes.

•	Commercial Weight Management. This market consists of companies that provide structured weight management programs. We believe that the regular use of our products in these programs will enhance their success rate and that the structure of these programs, which often entails regular meetings, may lead to periodic measurement of resting metabolic rate as part of the program.

•	Commercial Fitness. This market primarily consists of large corporate owned, franchised and independent commercial fitness centers. Today there are approximately 22,000 fitness clubs in the U.S. according to the International Health Racquet and Sportclub Association (IHRSA) and, as of January 2003, an estimated 36.3 million Americans belong to a health club or fitness center.

•	Corporate Wellness Programs. The corporate wellness market consists of corporations that have developed internal programs to encourage health and fitness among their employees as well as vendors who provide these programs on an outsourced basis to corporations that have adopted these programs.

•	Day Spas and Resorts. This market consists of stand-alone facilities as well as those located within hotels and other recreational destinations. These facilities typically provide a wide range of beauty, wellness and physical therapies and treatments. Given their client demographics, we believe that this market represents an attractive opportunity to us for several of our products.

•	Healthetech.com Web Site. Consumers may purchase our BalanceLog software directly from our web site. Beginning in 2004, consumers may also purchase our BodyGem device directly from our website for their own non-medical monitoring use.

•	Our sales and marketing efforts are intended to establish a highly qualified reseller and distributor network to generate awareness of the HealtheTech system and to penetrate and expand the markets for monitoring nutrition and metabolism and managing weight. As of December 31, 2003, we had 11 individuals in our internal sales, marketing and customer service organization.

•	In addition to direct sales efforts and work with existing and prospective customers and distributors, our sales force educates and trains healthcare professionals and wellness advisors on the benefits of our products and the importance of metabolic measurement. To further generate awareness and penetrate our target markets, our sales and marketing organization provides a range of programs, support materials and events. These include public relations efforts, product training, attendance at conferences, seminars and trade shows, press relations and educational and promotional literature.

Distribution Partners and Customers

We have established distribution and/or reseller arrangements in each of our targeted market segments with third parties that already possess the sales, marketing and distribution capabilities needed to reach our target customers. We currently distribute and plan to continue to distribute our products with the support of distributors and resellers that have significant experience in marketing and selling health monitoring devices to healthcare professionals, such as physicians and dietitians. We also sell and market our products directly and through our distributors and resellers to companies in the commercial weight management, commercial fitness, corporate wellness program and day spa and resort markets. We believe that this strategy will allow us to promote rapid and widespread adoption of the HealtheTech system and to validate and increase exposure of our brand, while maintaining a relatively small internal team of account management and service professionals.

In 2003, revenue from customers outside the United States accounted for 35% of our total revenue, of which 75% of our international revenue represented license fees. Nearly all of our international revenue in 2003 resulted from our distribution agreement with Microlife Corporation. In 2002, revenue from customers outside the United States accounted for 13% of our total revenue, of which 38% of our international revenue represented license fees. We recognized no revenue from customers outside the United States in 2001.

During 2003, we had two distributors or customers who each represented more than 10% of our gross revenues: Microlife Corporation and Bally Total Fitness Corporation, which accounted for 34% and 19% of our gross revenue, respectively. In addition, Mead Johnson & Company represented 9% of our gross revenue in 2003. As discussed below under Management’s Discussion and Analysis and Results of Operations, we have terminated our distribution agreement with Microlife Corporation and our distribution agreement with Mead Johnson & Company is set to expire on March 31, 2004. In 2002, HealthSouth Corporation was our largest customer and contributed approximately 56% of our revenue. HealthSouth Corporation is currently the subject of various governmental investigations into its business. As expected, we did not receive revenue from HealthSouth in 2003 as a result of the uncertainty around the outcome of these investigations and HealthSouth’s business prospects.

We have established a new distribution network consisting of distributors and resellers to represent our products in our targeted medical and non-medical markets throughout the United States and in the European, Middle East and African fitness markets. We also have pilot programs underway in a number of commercial fitness and weight loss settings.

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

In appropriate cases, we believe that both registered dietitians and other qualified medical professionals can seek third-party reimbursement for some of the cost associated with providing metabolic rate measurement services using MedGem. However, because MedGem did not receive FDA clearance until January 2002 and we did not commence shipment until the end of January 2002, MedGem has not been available long enough for us to fully evaluate the success that healthcare providers will have in securing reimbursement for its use. Reimbursement amounts, if any, tend to vary by third party payor and geographic region and, since the MedGem has only been used in the medical setting for a short period of time, reimbursement is determined on a case-by-case basis. In addition, given their strict eligibility requirements, third-party payors may at times refuse to reimburse such procedures. Moreover, the current cost reduction orientation of third-party payors makes it exceedingly difficult for new medical devices and procedures to obtain approval for reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures.

We believe that MedGem offers significant opportunities to reduce the overall cost of treating patients, such as reductions in length of hospital stays, decreased incidence of infection and complications in medical and surgical patients and reduced symptoms of the co-morbidities associated with being overweight or obese. While we believe that MedGem possesses economic advantages that will be attractive to healthcare providers and, they may not make reimbursement decisions until we can demonstrate with clinical data that our products can improve patient outcomes.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government sponsored insurance. We have not obtained any international reimbursement approvals. We may not obtain any such approvals in a timely manner, if at all. If we fail to receive international reimbursement approvals at all or in acceptable amounts, acceptance of our products in the international medical markets may be adversely affected.

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

We believe our intellectual property portfolio represents a substantial business advantage for us. We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, license agreements, confidentiality agreements and other measures to protect our proprietary rights. We have 30 issued United States patents, nine issued foreign patents and 98 pending United States and foreign patent applications related to our technology. We believe it may take up to five years from the date of filing, and possibly longer, for our patent applications to result in issued patents, if ever.

We rely on licensed technology to enable us to develop, market and sell our products. Our current technology licenses include the following:

Sensors for Medicine and Science, Inc. developed the oxygen sensor used in our MedGem and BodyGem and, pursuant to a development and supply agreement, has granted us a license to use the patented technology in the field of our products for the life of the patents.

ndd Medizintechnik AG developed and licensed to us the patented technology used in the airflow application specified integrated circuits used in our MedGem and BodyGem. The license is exclusive in the field of our products and is for the life of the patent, subject to our payment of minimum royalties. We pay royalties to ndd based on sales of our products.

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

Research and Development

Our research and development activities are conducted by our research and development staff, which consisted of 15 employees as of December 31, 2003, and third-party contractors, including certain of our suppliers and licensors. Our research and development expenditures were $6.1 million in 2001, $6.8 million in 2002 and $6.5 million in 2003. Our research and development efforts are focused on:

•	enhancement of our current devices, including manufacturing cost reductions, further miniaturization, shortened measurement time and improved performance and reliability;

•	enhancements and development of new modules and upgrades for our current software, including an expanded database of foods and exercises and web-based extensions; and

•	development of additional software applications to be used in connection with our existing and new health monitoring devices.

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

Unless an exemption applies, each medical device we intend to commercially distribute in the United States, including certain medical software applications, must first receive 510(k) clearance or premarket approval from the FDA. In January 2002, we received 510(k) clearance from the FDA to market our MedGem device, a class II medical device, for prescription use in the United States. The product was cleared for the measurement of oxygen uptake in clinical and research applications. The FDA also allows our MedGem device to display resting metabolic rate, which the device calculates from the measurement of oxygen consumption and an internal device formula. Additionally, as part of our FDA clearance of the MedGem, we are required to set forth in our labeling the formula used to calculate resting metabolic rate and a discussion on how the calculation may affect the accuracy of the resting metabolic rate measurement. Products such as our BodyGem device, as well as software applications associated with the BodyGem, are not regulated by the FDA because the intended use and data generated from their use is not of a clinical nature and is not used for determining medical treatments.

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

Manufacturing, Warehousing and Logistics

Our strategy utilizes both in-house and outsourced manufacturing, warehousing and shipping of our health monitoring devices, disposables and software to benefit from the resources of our contract manufacturers and fulfillment vendor where appropriate, in order to minimize the overall costs of our products. We rely on contractors for the manufacture, warehousing and shipping of the component parts for our devices.

Our primary component subcontractors are Mikrofontechnik Leipzig GmbH, Sensors For Medicine and Science, Inc., Seco Sensor Consult GmbH (SECO), Centre Suisse d’Essais des Composants Electroniques (CSEE), and Austria Mikro Systems International AG. Mikrofontechnik Leipzig has historically manufactured the airflow transducers used in our health monitoring devices. Currently we purchase our updated ultrasonic transducers used in our health monitoring devices from SECO. Sensors For Medicine and Science produces our oxygen sensors, which it developed pursuant to a development and supply agreement. We place our supply orders with Sensors for Medicine and Science on a purchase-order basis on demand. See our discussion of risks associated with reliance on our third party manufacturers contained in the “Risk Factors” section of this Form 10-K.

Austria Mikro Systems International together with CSEE manufactures and assembles our air flow application specific integrated circuit, or ASIC, on a purchase order basis, based on technology developed by ndd Medizintechnik and licensed to us. Each of our manufacturing subcontractors purchases all necessary parts and materials to produce complete finished goods. Currently, oxygen sensors are a key sole-sourced component part. We obtain our airflow transducers and our airflow ASICs from limited sources.

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

Employees

At December 31, 2003, we had 48 full-time employees, all of whom were based in the United States. Of the total, 15 were in research and development, 4 in clinical affairs, 11 were engaged in sales, marketing and customer service, 2 were in regulatory and quality assurance, and 16 were engaged in administrative, finance and operations activities. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

RISK FACTORS

Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors before deciding to invest in our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially harmed. In any such case, the trading price of our common stock could decline, and you could lose all or a part of your investment. When determining whether to buy our common stock you should also refer to the other information in this prospectus, including that information incorporated by reference in this prospectus, such as, our consolidated financial statements and related notes.

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

We recorded only $22.2 million in revenue from our inception through December 31, 2003, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since our inception through December 31, 2003, we recorded only $22.2 million in revenue. As of September 30, 2003, we eliminated our licensing fee revenue stream, which generated $2 million since our inception. As a result, we will need to significantly increase the revenue we receive from sales of our products, while controlling our expenses, in order to achieve profitability. We have incurred substantial losses each year since our inception in funding the research and development of our products and technologies, the FDA marketing clearance process for the MedGem device, the growth of our organizational resources, advertising and marketing efforts and other activities. As of December 31, 2003, we had an accumulated deficit of $90.9 million. We may not generate a sufficient level of revenue to offset our planned expenditures, and we may be unable to adjust spending in a timely manner to respond to any failure to increase our revenue. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Beginning in 2004 we converted to a measurement business model from which we expect to derive substantially all of our future MedGem and BodyGem revenue. If acceptance of our new business model fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenues to achieve profitability.

Beginning in 2004, we converted our future sales efforts to a “measurement” business model in which customers will receive the MedGem and BodyGem devices, either through us, our distributors or our resellers, that are “preloaded” with the ability to perform a specific number of metabolic measurements and can be reloaded with additional measurements. Customers will receive a corresponding number of disposable mouthpieces at no additional charge and will periodically return the device to be reloaded with additional measurements. We have not had significant working experience with this measurement model and it is difficult to predict customers’ purchasing patterns. As a result, there can be no assurance that we will be able to successfully introduce the measurement model, that the model and the corresponding preloaded MedGem and BodyGem devices will be accepted by customers, or that we will recoup or realize a return on our capital investment and increase revenues. If the anticipated demand for the preloaded products fails to develop, our ability to generate revenues and achieve profitability would be significantly harmed.

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

We believe that period-to-period comparisons of our historical results of operations are not meaningful and are not a good predictor of our future performance. In 2002, for example, several of our customers and distributors purchased products from us in order to meet contracted minimum purchase requirements, and actually deployed or resold only portions of the products purchased. We expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our product offerings and increase sales into our target markets. Our revenue, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

•	market acceptance of the MedGem and BodyGem devices and our software products;

•	the ability of our distributors, resellers and strategic partners to penetrate our target markets;

•	the amount and mix of health monitoring devices, disposable products and software sold by us or our strategic partners and distributors;

•	our ability to develop new products and introduce enhancements to our existing products on a timely basis and to obtain any required regulatory clearances or approvals for those products;

•	the success of new product introductions, distribution channels, sales and marketing efforts and pricing changes by our competitors;

•	unanticipated delays in production by our third-party contract manufacturers caused by insufficient capacity or delays in the availability of components;

•	changes in the amount or timing of product orders;

•	the utilization rate of our monitoring devices sold, which directly impacts the sales of disposables under our traditional sales model and the number of preloaded devices sold under our recently implemented “measurement” business model; and

•	our ability to expand our operations, and the amount and timing of expenditures to expand our operations, including costs related to acquisitions of technologies and businesses.

We forecast the volume and timing of orders for our products for operational and production planning and in some cases we become liable for procurement costs based on these forecasts. These forecasts, however, are based on many factors and subjective judgments, and they may be inaccurate. In particular, because of our limited operating history, we do not have meaningful historical information to predict demand for our products, and trends that may emerge, in the various markets into which we sell and plan to sell our products. Our customers and distributors may make purchases well in advance of the actual resale, deployment or use of our products, particularly in the case of their initial purchases of our products, or may make purchases in excess of current requirements to take advantage of volume or price discounts. Our revenue could decline in future periods if our customers and distributors acquire a supply of our products that is in excess of their demand or if our customers or distributors and their resale customers fail to develop a successful deployment strategy for our devices. Moreover, because most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels in any particular period. As a result of the foregoing, our operating results may fall below the expectations of securities analysts or investors in future quarters or years, causing our stock price to decline.

We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently quoted on the Nasdaq National Market. In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy certain listing maintenance standards established by Nasdaq. Among other things, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days and does not thereafter reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 180 calendar days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. On August 1, 2003, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 180 calendar days ending January 28, 2004, our common stock would be delisted at that time. On December 31, 2003, we effectuated a one for five reverse stock split to regain compliance with this listing requirement. Since the reverse stock spilt was effectuated, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement. Nonetheless, we cannot assure you that the stock split will be sufficient to maintain our stock price on a sustainable basis.

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

We are currently, and in the future could be, involved in litigation which could adversely impact our financial position.

On December 22, 2003, Malacca International Corporation, a subsidiary of Microlife Corporation, filed suit against us in the United States District Court for the District of Colorado alleging breach of contract in connection with our International Distribution Agreement dated March 19, 2002. The complaint alleges that we breached the agreement by failing to maintain Microlife’s exclusivity and failed to have product available for distribution and seeks rescission of the Agreement or an injunction and monetary damages. Microlife also seeks an injunction prohibiting us from providing product to other distributors serving the markets covered by the agreement. We believe that we have meritorious defenses and that the specified claims are without merit and intend to vigorously contest this lawsuit. On February 2, 2004, we filed our answer denying the material allegations in Malacca’s complaint and asserted counterclaims against both Malacca and Microlife for breach of contract and unjust enrichment. While management currently believes that resolving this matter will not have a material adverse impact on our financial position or results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations.

We have very limited product offerings from which we expect to derive substantially all of our future revenue. If demand for our limited number of products fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenue to achieve profitability.

We derive substantially all of our revenue from the sale of the MedGem and BodyGem devices, disposables and software. In January 2002, we obtained FDA clearance to market the MedGem device and accordingly did not derive any of our revenue from the sale of the MedGem device prior to that time. We expect that revenue from the sale of the MedGem and BodyGem devices, disposables and our BalanceLog and BalanceLog Pro software will account for substantially all of our revenue for the foreseeable future. The limited development and sales of our product line makes our future prospects difficult to predict. If the anticipated demand for our products fails to develop, our ability to generate revenue and achieve profitability would be significantly harmed.

We currently rely on a limited number of distributors and resellers for the sale of the MedGem and BodyGem devices into our target markets. If these distributors and resellers are not successful selling our products, or if we are unable to establish additional distributor and reseller arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

We expect to rely primarily upon distributors and resellers and their sales forces to sell the MedGem device into the medical market and to increasingly rely upon distributors and resellers and their sales forces to sell the BodyGem device into the weight management, fitness and other target markets. Our reliance on distributors and resellers subjects us to many risks, including risks related to their inventory levels and support for our products. If any of our distributors attempt to reduce their inventory levels or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively affected. As is generally the case with our current distribution agreements, we anticipate that our future distribution agreements will allow our distributors to reduce or discontinue purchases of our products with short notice. Further, distributors and resellers may not recommend, or continue to recommend, our products. We will rely heavily upon our distributors for the sales and marketing activities that we believe are critical to the successful sale of our products. However, our distributors and resellers may not market or sell our products effectively or continue to develop and devote the resources necessary to provide us with effective sales, marketing and technical support. If we are unable to maintain successful relationships with our distributors and resellers or obtain additional distributors and resellers, we will have to devote substantially more resources to the distribution, sales, marketing, implementation and support of our products than we would otherwise and our efforts may not be as effective. The loss of any one or more of our distributors or resellers, a reduction in purchases of our products by or through our distributors, the decline of our distributors or resellers’ businesses or the inability to increase our third-party distributor and reseller base may limit our revenue growth and harm our operating results.

Because a small number of customers are likely to account for a substantial portion of our revenue, the loss of any of these customers or the cancellation or deferment of a customer’s order could cause our revenue to decline substantially and may result in a decline in our share price.

We expect that the majority of our revenue will depend on sales of our products to a limited number of customers, which include our distributors and resellers. We intend to establish relationships with distributors and resellers that possess significant sales, marketing and distribution capabilities in each of our targeted medical and non-medical channels. We have not had significant working experience with these new customers and it is difficult to predict purchasing patterns. Most of our contracts with our customers do not contain minimum purchase requirements and any customer may reduce or discontinue purchases of our products at any time. The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers’ business may cause our revenue to decline substantially or fall short of our expectations. In addition, because we expect our accounts receivable to be concentrated on a small group of customers, the failure of any of them to pay on a timely basis would reduce our cash flow and negatively affect our operating results.

In the past we granted certain of our customers and distributors’ exclusive rights to particular markets. These exclusive agreements may limit our ability to add additional customers, distributors or resellers. If one of these current or future customers or distributors fails to adequately promote and sell our products, our sales and penetration into their markets will be adversely affected. Moreover, if any customer or distributor that has an exclusive right in a particular market proves to be ineffective, we may not be able to replace that customer for a significant period of time, if at all.

Our workforce reductions may have an adverse impact on our ability to recruit and retain key personnel, which could delay our ability to execute our business plan.

In the second quarter of 2003, we refocused our business on the medical markets and commercial fitness and weight loss markets. As a result of such refocus, we implemented a company-wide cost reduction program, achieved through a reduction in force, company-wide salary reductions and significant reduction in the use of contractors and outside service firms. In November 2003, we announced further expense reductions, including an additional reduction in force. As a result of a perceived risk of future workforce and expense reductions, we may not be able to attract and retain personnel on acceptable terms, which could adversely affect our business.

If we cannot convince healthcare professionals, wellness advisors and their patients and clients of the importance of measuring metabolism for nutrition monitoring, weight management and fitness applications and of the benefits of our products, we will not be able to increase our revenue and our operating results would suffer.

Our products have achieved limited adoption in their target markets and our ability to sell to customers and distributors in these markets is largely unproven. Consequently, there is limited information upon which to evaluate whether a significant number of potential customers will purchase our solutions to replace or supplement their current methods for nutrition monitoring and weight management. As part of our strategy, we will be required to educate healthcare professionals and wellness advisors as to the importance of measuring metabolism for nutrition monitoring, weight management and other applications. However, these practitioners may view existing tools, such as estimates of resting metabolic rate, as adequate for their needs. Patients and clients may also view present methods of nutrition monitoring and weight management, including self-administered weight-loss regimens, commercial weight loss programs and pharmaceuticals, as adequate without the need for the additional benefits provided by our products. If we cannot convince practitioners, patients and clients that accurately measuring metabolism is important for nutrition monitoring, weight management and other applications and that our solution is superior to current tools, we will be unable to increase or sustain revenue.

The commercial weight management and fitness markets are characterized by short-lived trends and we may not experience increased demand for our products, or any increase in demand may be short-lived.

Due in part to the difficulty of weight management and fitness enhancement and the regular introduction of new weight management or fitness products and regimens, many products sold in the weight management and fitness markets have short product lifecycles. The weight management and fitness markets are characterized by fads and short-lived trends driven by factors such as short-term success, perceived efficacy and marketing campaigns. Weight management and fitness improvement can be difficult, and many people abandon weight loss and fitness regimens due to factors unrelated to the effectiveness of the regimen. We have not conducted trials or other tests to demonstrate to our customers and end-users that our products are effective in helping people lose weight or improve their fitness. Sales of BalanceLog software and BodyGem devices will suffer and our revenue and results of operations will be harmed if we and our strategic partners are not able to convince end-users that the measurement of resting metabolic rate will effectively and efficiently help their weight management or fitness efforts, or if people who use our products do not meet their weight goals.

We purchase one of our key components, an oxygen sensor, from a sole source. If this source fails to satisfy our supply requirements on a timely basis, we may lose sales and experience increased component costs and our customer relationships may be harmed.

We currently purchase the oxygen sensor component of our health monitoring devices from a sole source, Sensors for Medicine and Science, Inc. If we are unable to obtain a sufficient supply of oxygen sensors from this source, or if we experience any interruption in the supply of this component, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternate components. For example, we had to modify the original design of the MedGem and BodyGem devices as a result of our inability to obtain adequate supplies of capacitors that the original design required. Any resulting delays or reductions in product shipments could affect our ability to meet scheduled product deliveries to customers, damage customer relationships and limit our ability to enter into new customer relationships. We may also be subject to increases in component costs, which would adversely affect our gross margins.

Our health monitoring devices and our software products may contain unknown errors or defects, which could result in rejection of our products and damage to our reputation, as well as lost revenue, diverted development resources and increased service costs and warranty claims.

The MedGem and BodyGem devices and our software products incorporate complex technologies. In the future, we must develop our hardware and software products quickly to keep pace with the rapidly changing requirements of our customers. Products as complex as ours can contain undetected errors or defects, especially when first introduced or when new models or versions are released. For instance, in July 2001 we discovered a defect in the BodyGem devices related to our oxygen sensor calibration algorithm and stopped shipment of the BodyGem devices. We spent four months working to correct the defect, and in November 2001 we shipped replacement devices to all of our customers and resumed shipments of the device. The direct cost to correct this defect was approximately $187,000. We also suffered damage to our reputation, lost revenue and had to divert development resources. If any of our products in the future contain errors or defects, it could result in product recalls, the rejection of our products, damage to our reputation, lost revenue, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business.

If we fail to maintain necessary FDA or other regulatory clearance for the marketing and sale of the MedGem devices or if we fail to obtain or maintain necessary FDA or other regulatory clearance or approvals for the marketing and sale of any other medical devices that we may develop in the future, or if clearances or approvals are delayed, we will be unable to commercially distribute and market those medical devices in the United States or abroad.

The MedGem is a medical device that is subject to extensive regulation in the United States and in foreign countries where we do business. In January 2002, we obtained FDA clearance through the premarket notification provisions of Section 510(k) of the Federal Food, Drug and Cosmetic Act to market the MedGem device for the measurement of oxygen consumption in clinical and research applications. The FDA also allows our device to display resting metabolic rate, which the device calculates from the measurement of oxygen consumption and an internal device algorithm. We have obtained International Standards Organization (ISO) certification and CE Marking approval and are in the process of fulfilling various other international requirements in order to commercially distribute our products in new international markets. We may no longer be able to sell the MedGem device if safety or effectiveness problems develop or if we lose our ISO certification or CE Marking. Furthermore, unless an exemption applies, before we can sell a new medical device in the United States, we must obtain either 510(k) clearance or premarket approval from the FDA and CE Marking approval before we can sell a new device in international markets. Complying with the FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties. The FDA’s 510(k) clearance process usually takes from six to twelve months after the date we submit the application and it is received and filed by the FDA, but may take significantly longer. The alternative premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to six years after we submit the application and it is received and filed by the FDA or even longer. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining domestic and foreign regulatory clearances or approvals, if required, could adversely affect our revenue and profitability. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include recalling products, ceasing product marketing and paying significant fines and penalties, which could limit product sales, delay product shipment and adversely affect our profitability.

Modifications to the MedGem device may require a new 510(k) clearance or premarket approval or require us to cease marketing or recall the modified device until these clearances or approvals are obtained.

Any modification to an FDA cleared device such as the MedGem that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance. While the manufacturer makes this determination in the first instance, the FDA can review any such decision and may disagree with a decision not to seek new clearance and require a new 510(k) clearance. In addition, the FDA may impose significant regulatory fines or penalties for marketing the modified product. If we need to seek 510(k) clearance for any modifications to a previously cleared product, we may be required to cease marketing until we obtain this clearance.

If we or our third-party manufacturers fail to comply with the FDA’s Quality System regulation with respect to the MedGem device and any other medical devices that we may produce in the future, our manufacturing operations could be delayed, and the MedGem device sales and our profitability could suffer.

The manufacturing processes used by third-party manufacturers of the MedGem device and any other medical devices, including disposables, are required to comply with the FDA’s Quality System regulation, which covers the methods and documentation of the testing, production, control, quality assurance, labeling, packaging, complaint-handling, storage and shipping of the MedGem device. The FDA’s Quality System regulation also covers any other medical devices that our contract manufacturer or we may produce in the future. The FDA enforces its Quality System regulation through periodic inspections, some of which may be unannounced. If we or our third-party manufacturers fail the FDA’s Quality System inspection, our operations could be disrupted and our manufacturing delayed. If we, or one of our third-party manufacturers, fail to comply with the FDA’s Quality System regulations, we or our third-party manufacturer could face various enforcement actions, which could include a shutdown of the manufacturing line at our third-party manufacturer and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers must also remain in compliance with applicable regulatory requirements. If our third-party manufacturer or component suppliers do not conform to applicable regulations, we may be required to find alternative manufacturers or component suppliers, which could be a long and costly process and which could significantly harm our ability to deliver products to our customers on a timely basis.

The MedGem device and any other medical devices that we may produce in the future are subject to product recalls even after receiving regulatory clearance or approval. Product recalls would harm our reputation and result in increased costs, either of which could harm our operating results.

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

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, license agreements, confidentiality agreements and other measures to protect our proprietary technology and intellectual property. Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, in the United States and in other countries. We have licenses to patents and other intellectual property rights of the companies that supply us with the oxygen sensor and the airflow application-specific integrated circuits used in the MedGem and BodyGem devices. The licenses provide us with rights to use the patented technology in the field of our products for the life of the patents. We intend to rely on our portfolio of issued patents and pending patent applications in the United States and in other countries and our patent licenses to protect a portion of our intellectual property and our competitive position. However, our patents and any licensed patents may not protect or address critical aspects of the technology incorporated in our present and future products. Moreover, intellectual property laws and legal agreements afford only limited protection, may be expensive to pursue and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patents and the patents that we license may be challenged, invalidated or circumvented by third parties, and these patents may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. Our patent applications, including those already allowed and those patent applications covered under licenses, may not be issued as patents in a form that will be advantageous to us.

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

Extensive litigation and related administrative proceedings regarding disputes over patents and other intellectual property rights are common in the medical device and software industries. In addition, major medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage. From time to time, we may receive letters from third parties drawing our attention to their patent rights. Third parties may claim that we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert a significant amount of time and attention of our management. A court may decide that we are infringing a third-party’s patents and may order us to cease the infringing activity. An adverse determination could put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be significantly harmed. The court could also order us to pay damages for the infringement. These damages could be substantial and could harm our business, financial condition and operating results. While we do not believe that we infringe any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware.

We license or sublicense key technology from third parties. If necessary licenses or sublicenses of technology are terminated or become unavailable or too expensive, or if licensors or sublicensors fail to prosecute and enforce patents licensed to us, our competitive position and our product offering will suffer.

We license or sublicense from third-party suppliers key technologies incorporated or to be incorporated in our health monitoring devices. We do not own the patents that underlie these licenses or sublicenses. We may be required to license or sublicense technology from other third-party suppliers to enable us to develop new products or to modify our existing products. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our licensors’ valid and enforceable ownership of the underlying technology as well as their abiding by the terms of those licenses. Moreover, because certain technologies that are important to our health monitoring devices are sublicensed to us, our rights to use these technologies and employ the inventions claimed in the sublicensed patents are subject to our or our sublicensor abiding by the terms of their agreement with the original licensor. In addition, we do not control the prosecution of the patents to which we hold licenses or sublicenses. In many cases we do not control the strategy for determining when any patents to which we hold licenses should be enforced. Instead, we rely upon our licensors to determine the appropriate strategy for prosecuting and enforcing those patents. We may face competition in our attempts to renew or obtain new licenses, which may result in increased costs, limited or nonexclusive rights or our inability to renew or obtain licenses. If we are unable to renew or obtain any license that we need, if any license is terminated, or if the underlying patents to our licenses are declared invalid or are otherwise impaired, we could be required to obtain substitute technology of lower quality or at greater cost, which could seriously impair our ability to sell our products and harm our operating results.

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

The MedGem and BodyGem devices carry warranties for a period of 12 months from the date of purchase against defects in materials and workmanship. Our customer software, such as our BalanceLog product, generally carries a 90-day warranty from the date of purchase. Because we continue to develop new versions of our customer software, we cannot be certain that our customer software will work as designed, or that it won’t contain defects that could harm the computer systems of our customers. We have established reserves for the liability associated with product warranties and we receive certain warranties from our component suppliers and manufactures. However, any unforeseen warranty claims could adversely affect our operating results.

We face risks related to our international operations, including the need to maintain ISO certification and CE Marking approval and obtain necessary foreign regulatory clearance or approvals.

We have committed resources to expanding our international sales channels. Our efforts to expand and develop international sales channels may not be successful. Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. We have obtained ISO certification and CE Marking approval and are in the process of fulfilling various other international requirements in order to commercially distribute our products in new international markets. In order to maintain our ISO certification, we are required to undergo an audit conducted by a European notified body every six months. ISO certification is required to maintain our CE Marking approval to distribute our medical devices outside the United States. If we fail to maintain a quality assurance system we may fail our ISO audit and may lose our ISO certification and CE Marking. In addition, exports of medical devices from the United States are regulated by the FDA. Complying with international regulatory requirements can be an expensive, time-consuming process and approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such clearances or approvals may differ from FDA requirements. We may be unable to obtain regulatory clearances or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals, including ISO certification and CE Marking. If we experience delays in receipt of necessary clearances or approvals to market our products outside the United States, or if we fail to receive or maintain those clearances or approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. International sales are subject to a number of risks, including: export license requirements, tariffs and taxes and other barriers; longer payment cycles; difficulties in collecting accounts receivable; currency fluctuations; difficulties in staffing and managing international operations; and political and economic instability. We do not know if foreign markets for our products will develop.

Failure to raise additional capital or to generate the significant capital necessary to expand our operations and invest in new products and technologies could reduce our ability to compete and to take advantage of market opportunities and could result in lower revenue.

We expect to expend significant capital to develop and market our products and technologies and expand our operations. These initiatives may require us to raise additional capital from public and private stock offerings, borrowings under lease lines, lines of credit or other sources. Following the closing of our private placement transaction in December 2003, we believe that our current cash reserves should be sufficient to fund our operations, working capital and capital expenditure needs for at least the next twelve months. However, we may consume available resources more rapidly than anticipated. We may need to raise additional funds if our estimates of revenue or if our working capital or capital expenditure requirements change or prove inaccurate, if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities.

We may not be able to raise additional funds when needed, or on acceptable terms, or at all. If adequate funds are not available on a timely basis, we may not be able to, among other things: develop, enhance or commercialize our products and technologies; acquire new technologies, products or businesses; expand our operations, in the United States or internationally; hire, train and retain employees; or respond to competitive pressures or unanticipated capital requirements. Moreover, if additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests.

The expense of using our products may not be subject to reimbursement by Medicare, Medicaid or third-party payors, such as health insurance companies. Even if a procedure including our products may be covered, any adverse changes in reimbursement procedures by Medicare, Medicaid or other third-party payors for procedures that include our products may limit our ability to market and sell the MedGem device.

Healthcare providers generally receive reimbursement from third-party payors, principally private insurance companies, Medicare and Medicaid, for the cost of services rendered to their patients. Over time, health care providers could expect to receive reimbursement for procedures using medical devices sufficient to cover the initial cost of the medical devices, such as the MedGem. However, the use of our products is not currently expressly approved for reimbursement by third-party payors for all medical uses and reimbursement for medical procedures is subject to substantial restriction and scrutiny both in the United States and in international markets. Because the MedGem device did not receive FDA clearance until January 2002 and we did not commence shipment until the end of January 2002,the MedGem device has not been available long enough for us to evaluate the success that healthcare providers will have in securing reimbursement for its use. Moreover, Medicare and other third-party payors are increasingly scrutinizing whether to cover new procedures and the level of reimbursement for covered services. Third-party reimbursement and coverage for services including the MedGem measurements may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis. The lack of third-party payor coverage or the inadequacy of reimbursement could reduce our revenue and harm our operating results.

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

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult.

Provisions of our amended and restated certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions:

•	provide for a classified board of directors of which approximately one third of the directors will be elected each year;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	require that certain amendments to our amended and restated certificate of incorporation and our bylaws require the approval of the holders of at least 66 2/3% of the voting power or all outstanding stock;

•	allow the authorized number of directors to be changed only by resolution of the board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings; and

•	limit who may call stockholder meetings.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.

We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

In December 2002, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition of us that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Directors, executive officers, principal stockholders and affiliated entities beneficially own approximately 56% of our capital stock and may be able to exert control over our activities.

As of March 24, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 56% of our outstanding common stock. These stockholders, if acting together, will be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 2. FACILITIES

Our corporate headquarters facility consists of approximately 25,600 square feet and is located in Golden, Colorado. We lease our corporate headquarters facility pursuant to a lease agreement that expires in December 2007 and provides for a payment of $51,514 per month. Through the end of 2003, we leased a facility in Los Gatos, California for research and development activities under a lease that expires in May 2005 and provides for a payment of $26,797 per month. In January 2004, we provided a lump-sum payment of $200,977 in exchange for an early termination of any further obligations under the lease. We also lease a facility in Seattle, Washington, which at one time contained software developers employed by us, primarily from our acquisition of Softcare, Inc. in March 2000. In October 2003, we sublet that unoccupied space to a third party for $8,000 per month. As the primary leaseholder, we are responsible for a payment of $22,260 per month under a lease that expires in June 2005.

We believe that these facilities are adequate for our current operations and that additional space can be obtained on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

On December 22, 2003, Malacca International Corporation, a subsidiary of Microlife Corporation, filed suit against us in the United States District Court for the District of Colorado alleging breach of contract in connection with our International Distribution Agreement dated March 19, 2002. The complaint alleges that we breached the agreement by failing to maintain Microlife’s exclusivity and failed to have product available for distribution and seeks rescission of the Agreement or an injunction and monetary damages. Microlife also seeks an injunction prohibiting us from providing product to other distributors serving the markets covered by the agreement. We believe that we have meritorious defenses and that the specified claims are without merit and intend to vigorously contest this lawsuit. On February

2, 2004, we filed our answer denying the material allegations in Malacca’s complaint and asserted counterclaims against both Malacca and Microlife for breach of contract and unjust enrichment.

While management currently believes that resolving this matter will not have a material adverse impact on our financial position or results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations. We have established a new distribution network to represent our products in the European, Middle East and African fitness markets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2003, we held a special meeting of stockholders for the following purposes:

1. To approve the sale and issuance of our common stock and warrants to purchase additional shares of our common stock to certain investors in a private placement transaction in exchange for aggregate gross proceeds to the Company of up to $14 million. The votes cast and withheld for such proposal were as follows (before giving effect to the one for five reverse stock split on December 31, 2003):

For	Against	Abstaining
5,529,647	1,157,168	9,450,000

2. To approve amendments to our amended and restated certificate of incorporation to effect a reverse stock split of our outstanding common stock of not less than 1-for-2 shares and not more than 1-for-15 shares and to authorize our Board of Directors to select and file one such amendment to effect a reverse stock split within these parameters. The votes cast and withheld for such proposal were as follows (before giving effect to the one for five reverse stock split on December 31, 2003):

For	Against	Abstaining
12,928,937	1,092,674	7,150,000

Based on these reporting results, each of these matters was approved by the Company’s stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been listed on the Nasdaq National Market under the market symbol “HETC” since July 12, 2002. The following table sets forth the range of high and low sales prices per share of our common stock for the fiscal periods indicated (adjusted to reflect the one for five reverse stock split on December 31, 2003).

	High	Low
First Quarter 2003	$33.35	$6.90
Second Quarter 2003	9.40	3.05
Third Quarter 2003	5.85	3.00
Fourth Quarter 2003	5.95	3.10

Third Quarter 2002	44.00	20.00
Fourth Quarter 2002	36.70	20.00

Recent Issuances of Unregistered Securities During the Fourth Quarter ended December 31, 2003

Pursuant to a series of individual Securities Purchase Agreements entered into with eleven accredited investors, on December 23, 2003, we issued an aggregate of 3,078,941 shares of our common stock at $3.80 per share and issued ten-year warrants to purchase up to 2,155,265 shares of our common stock in a private placement transaction approved by our stockholders. The primary purpose of completing the private placement was to provide funds to allow us to meet our capital and operating needs.

The warrants issued in the private placement were immediately exercisable beginning on December 23, 2003 at an exercise price of $3.80 per share. The warrants expire on December 23, 2013 and require that we register the shares of common stock underlying the warrants. If certain changes occur to our capitalization, such as a stock split or stock dividend of the common stock, then the exercise price and number of shares issuable upon exercise of the warrants will be adjusted appropriately. In the event that we issue additional shares of our common stock in certain non-exempt transactions for a price less than the exercise price per share under the warrants, then the exercise price will be adjusted downward based on a broad-based weighted average formula provided in the warrants.

The above issuances of securities were made by us in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and similar exemptions under applicable state laws.

Holders

As of March 24, 2004, there were approximately 189 stockholders of record of our common stock. We believe that we have a greater number of beneficial stockholders because a substantial number of shares of our common stock are held of record in street name by broker-dealers for their customers.

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

We spent $3.5 million of the proceeds from the offering to implement and support a marketing awareness campaign launched in late 2002 and early 2003. We spent an additional $2.5 million on radio and print advertising for our BalanceLog software and to further support its retail distribution.

No other proceeds of the initial public offering or the private placement transaction were paid, directly or indirectly, to any other of our officers or directors or any of their associates, or to any persons owning 10% or more of our outstanding common stock or to any of our affiliates. We invested the remaining proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund our operations, working capital and capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Selected financial data related to our financial condition and results of operations for the five years ended December 31, 2003 are summarized as follows. Such information should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In December 2003, the Company effectuated a 1-for-5 reverse split of its outstanding common stock. All share and per share data have been restated to reflect this change.

	Years Ending December 31, (in thousands, except share and per share data)
	1999	2000	2001	2002	2003
Consolidated Statements of Operations Data:
Revenue	$300	$484	$2,693	$13,531	$5,228
Cost of revenue	—	56	5,152	6,845	3,873
Operating expenses	2,241	14,404	17,751	23,882	28,246
Loss from operations	(1,941)	(13,976)	(20,210)	(17,196)	(26,891)
Interest income and interest expense, net	(41)	250	488	385	166
Loss from continuing operations	(1,982)	(13,726)	(19,722)	(16,811)	(26,725)
Loss from discontinued operations	—	—	(11,572)	—	—

Net loss	$(1,982)	$(13,726)	$(31,294)	$(16,811)	$(26,725)

Loss per common share:
Basic and diluted loss per common share:
Continuing operations	$(2.05)	$(12.43)	$(14.36)	$(6.43)	$(6.67)
Discontinued operations	—	—	(8.42)	—	—

Net loss	$(2.05)	$(12.43)	$(22.78)	$(6.43)	$(6.67)

Basic and diluted weighted average number of shares outstanding	967,997	1,104,144	1,373,770	2,613,428	4,007,148

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$135	$4,707	$12,898	$16,878	$17,003
Investments	—	—	1,551	5,243	—
Working capital	128	2,971	12,559	24,837	18,535
Total assets	626	11,870	25,576	38,780	23,892
Long-term note payable to related party	130	70	10	—	—
Total liabilities	267	3,795	7,241	6,902	1,863
Total stockholders’ equity	359	8,075	18,335	31,878	22,029

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement of resting metabolic rate and monitoring of nutrition.

In 2003, we derived revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through direct sales and sales by our distributors and resellers into the medical therapy, weight management and fitness markets. Our sales strategy is to establish relationships with distributors or resellers in each channel that already possesses the sales, marketing and distribution capabilities needed to reach our end users.

We have incurred losses since commencing operations and, as of December 31, 2003, we had an accumulated deficit of $90.9 million. For fiscal year 2003, we reported a net loss of $26.7 million or $6.67 per share, compared to $16.8 million or $6.43 per share for fiscal year 2002. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop and market our proprietary products and services and increase our focused sales efforts.

Beginning in 2004, we converted our future sales efforts to a “measurement” business model in which customers receive MedGem and BodyGem devices from us, either directly or through commissioned sales agents, which are “preloaded” with the ability to perform a specific number of metabolic measurements and can be reloaded with additional measurements. Customers also receive a corresponding number of disposable mouthpieces at no additional charge. The principal advantage of this model to our customers is that it lowers the initial acquisition cost of deploying the device in the customer’s business. As a result, we expect the model to accelerate the adoption, deployment and utilization rate of our devices, increasing our installed base of devices and, ultimately, positively impacting revenue and profitability. In the first year of deployment of this model, however, our revenue is likely to be lower than it would be under the traditional sales model, because the expected selling price of a set number of measurements is expected to be lower than the traditional selling price of a measurement device and quantity of disposable mouthpieces. Although this model has only been in place since January 2004, we expect that this system of selling measurements, rather than devices and disposables, will be the dominant form of business in 2004 and beyond.

Early in the quarter ended June 30, 2003, we focused our business on the medical market and commercial weight loss and fitness markets and the products that support those markets. As a result of this market focus, we in turn evaluated our operating expense levels and restructured our business, resulting in headcount and salary reductions. Following the quarter ended September 30, 2003, we further reduced the number of employees in our Golden, Colorado headquarters by an additional 30% and announced plans to close our Los Gatos, California research and development facility by the end of January 2004. We expect to continue to incur losses at least through 2004. Despite the progress we made in reducing expenses, we will need to generate substantially higher revenue than that generated in past quarters and/or further reduce expenses in order to achieve and sustain profitability.

Between November 18, 2003 and November 21, 2003, we entered into a series of individual Securities Purchase Agreements with certain accredited investors, pursuant to which we agreed to sell, subject to stockholder approval, an aggregate of 3,078,941 shares of our common stock at a price equal to $3.80 per share and ten-year warrants to purchase up to 2,155,265 shares of our common stock at an exercise price of $3.80 per share. Our stockholders approved the private placement transaction at a special meeting of stockholders held on December 19, 2003 and the transaction closed on December 23, 2003. We received aggregate gross proceeds of $11.7 million, less expenses incurred in connection with the issuance, distribution and registration of the securities. The primary purpose of completing the private placement was to provide funds to allow us to meet our capital and operating needs.

In addition, we obtained stockholder approval to effectuate a reverse stock split of shares of our common stock. On August 1, 2003, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 180 calendar days ending January 28, 2004, our common stock would be delisted at that time. On December 31, 2003, we effectuated a one for five reverse stock split to regain compliance with this listing requirement. Since the reverse stock split was effectuated, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement. It is possible, however, that the per share price of the common stock after the reverse split will not result in a market price per share will that remain in excess of the $1.00 minimum bid price for a sustained period of time.

Our strategic partnership agreement with Mead Johnson & Company provides that Mead Johnson is obligated to fulfill certain take-or-pay commitments in exchange for exclusivity in certain medical markets. Since the second quarter of 2003, Mead Johnson has not fulfilled its commitment in its entirety due to a longer than expected sales and implementation cycle for our products. In the fourth quarter of 2003, we restructured the strategic partnership agreement to eliminate exclusive distribution rights and take-or-pay commitments and to open up certain previously excluded markets. We also expanded Mead Johnson’s product offerings to include out-patient, in-hospital and weight management starter kits, that combine our devices, disposables and software, and are focused in the medical and medically supervised weight management market segments. Strategically, we decided to move away from sales and distribution contracts that couple minimum purchase commitments with grants of exclusivity to our strategic partners and distributors. We believe that these arrangements are problematic for both us and our partners and distributors and that replacing them with relationships not involving exclusivity and where product is ordered to satisfy near-term demand will improve competitiveness among our distributors and cause our reported revenue to better reflect actual usage or resale of our products.

As a result of the sale of Mead Johnson’s adult nutrition business to Novartis AG, our distribution contract will be mutually terminated effective March 31, 2004. All customers and prospective customer lists have been turned over to us, and we are working together on notification, support and servicing of existing customers.

Our international distributor agreement with Microlife Corporation required it to fulfill certain take-or-pay commitments in exchange for exclusivity in certain international markets through at least December 2004. These exclusive rights were extinguished effective September 30, 2003 pursuant to the termination of the distribution agreement after Microlife notified us that it would not meet the balance of its purchase commitments for 2003. In addition to its take-or-pay obligations, Microlife made a nonrefundable license fee payment of $2,000,000 in March 2002 in exchange for exclusivity that was ultimately extended through 2004. Prior to the termination of the agreement, we recognized revenue ratably over the period of exclusivity. As a consequence of terminating the underlying agreement effective September 30, 2003, the exclusive rights were extinguished and the end of the exclusivity period was shortened from December 2004 to September 30, 2003. As a result, we recognized the remaining $837,000 in deferred revenue related to the exclusive license fee payment in September 2003.

In December 2003, Malacca International Corporation, a subsidiary of Microlife Corporation filed suit against us alleging breach of contract. In February, 2004, we filed our answer denying the material allegations in the complaint and asserted counterclaims against both Malacca and Microlife for breach of contract and unjust enrichment. See “Item 3 Legal Proceedings” for a further description of the dispute. While management currently believes that resolving this matter will not have a material adverse impact on the Company’s financial position or its results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and the results of operations.

HealthSouth Corporation, which contributed 56% of our revenue in 2002, is currently the subject of various governmental investigations into its business, which began in early 2003. As expected, due to the uncertainty around the outcome of these investigations and HealthSouth’s business prospects, HealthSouth failed to perform on certain of its contracted obligations, including the obligation to make $20 million in purchases from us in 2003. As a consequence, HealthSouth forfeited the exclusivity previously granted to it in certain markets. Strategically, we have moved away from agreements that couple minimum purchase agreements with exclusivity, as we believe that nonexclusive agreements will promote more competitiveness among our distributors in the market and also cause our reported revenue to better reflect the deployment and usage of our products.

We have established a new distribution network to represent our products in key markets throughout the United States and the European, Middle East and African fitness markets. In addition we have pilot programs underway in a number of commercial fitness and weight loss settings.

Prior to 2003, stock-based employee compensation cost was reflected in net income to the extent that options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2003 under the employee compensation plans. The 2003 impact of the FASB 123 adoption, $1.8 million, was reported entirely in the fourth quarter 2003.

Results of Operations

We pay royalties to third parties to license various sensor and related technologies that are used in our health monitoring devices. These royalty expenses are included in our cost of revenue. In general, we pay the greater of minimum royalty amounts or a percentage of product revenue to these third parties in order to maintain exclusivity in specified fields of use through the terms of the agreements covering the licensed technologies. We believe that such arrangements are no longer necessary due to our established product and patent protection around our core technology and have sought to restructure our relationships with several component suppliers. In September 2003, we had entered into a mutual termination of this sort of arrangement with one of our key component suppliers and converted to a purchase order based supply relationship with such supplier. We have also come to an agreement in principle with another of our key suppliers to suspend a similar arrangement and plan to continue to purchase components on a purchase order basis from this supplier.

We currently outsource a portion of the manufacturing, testing and packaging of our health monitoring devices, disposable products and software. We pay our contract manufacturers a negotiated price, inclusive of labor, material, overhead and profit, for the products that they manufacture. Generally, we pay for products as they are completed and move into finished goods inventory. In some circumstances, if we reschedule purchase orders placed with our manufacturers, we may be liable for restocking fees or may be required to purchase surplus inventory at the manufacturer. Cost of revenue consists primarily of purchases of products from our contract manufacturing partners, royalties, obsolescence reserves, tooling depreciation and costs of our manufacturing group. We anticipate that we will recognize higher margins on our disposables and software products as compared to our health monitoring devices under our traditional model. We anticipate that our gross margins will improve over time assuming product volume increases to cover fixed manufacturing costs and potentially enable us to negotiate lower contract manufacturing rates. We also believe that the implementation in 2004 of the preloaded measurement model will positively impact gross margins.

Research and development expenses principally consist of compensation and other personnel costs, contractor fees, fees paid to outside service providers, project material, and clinical expenses. Research and development costs are expensed as incurred.

Selling, general and administrative expenses consist of compensation and other personnel fees, professional fees, travel, tradeshows, marketing, insurance, and, to a lesser extent, account management and customer training. Our sales and marketing strategy is to market directly to certain large customers and establish distribution relationships to reach others, generate awareness of our products and penetrate and expand in the medical, corporate wellness and commercial fitness and weight-loss markets. In the fourth quarter of 2002 we initiated an awareness campaign emphasizing the importance of metabolism in weight management, which concluded in the first quarter of 2003. With the conclusion of this campaign combined with the cost reduction efforts we undertook in the second quarter of 2003, we substantially reduced our selling, general and administrative expenditures. We have undertaken additional reductions in operating expenses through the closure of our Los Gatos, California research and development facility as of January

31, 2004, the termination of the Los Gatos office lease in exchange for a one-time payment of approximately $200,000, and the sublease of our Seattle office space.

The following table sets forth a comparison of our results of operations for fiscal 2001, 2002 and 2003, respectively:

Results of Operations

	2001	2002	Percentage Increase (Decrease)	2003	Percentage Increase (Decrease)
Revenue:
Product sales	$1,314,644	$9,653,801	634%	$2,667,227	(72%)
Software and other	1,378,686	3,877,328	181	2,560,601	(34)

Total revenue	2,693,330	13,531,129	402	5,227,828	(61)

Cost of revenue:
Product sales	4,784,517	5,876,349	23	2,648,815	(55)
Software and other	335,133	917,365	174	1,148,117	25
Stock-based charges	32,653	51,386	57	75,584	47

Total cost of revenue	5,152,303	6,845,100	33	3,872,516	(43)

Gross profit (loss)	(2,458,973)	6,686,029	*	1,355,312	(80)
Gross profit as a % of revenue	-91%	49%		26%

Operating expenses:
Research and development	6,069,654	6,806,573	12	6,499,261	(5)
Selling, general and administrative	10,898,670	15,037,534	38	14,228,249	(5)
Restructuring charges and asset impairment	492,593	—	(100)	2,453,041	*
Stock-based charges	290,424	2,037,685	602	5,065,539	149

Total operating expenses	17,751,341	23,881,792	35	28,246,090	18

Loss from operations	(20,210,314)	(17,195,763)	(15)	(26,890,778)	56

Interest income	495,573	394,994	(20)	171,728	(57)
Interest expense	(6,981)	(10,565)	51	(5,599)	(47)

Net loss	$(31,294,203)	$(16,811,334)	(46)	$(26,724,649)	59

*	Not meaningful

Years Ended December 31, 2003 and 2002

Revenue. Total revenue decreased $8.3 million, or 61%, to $5.2 million in 2003 from $13.5 million in 2002. Product sales decreased $7.0 million, or 72%, and software and other revenue decreased $1.3 million, or 34%. The primary reason for the significant decrease in product revenue is the absence in 2003 of revenue from a significant 2002 customer, HealthSouth Corporation. Since completing a total of $7.5 million in purchases from us in 2002, HealthSouth failed to perform on certain of its contracted obligations, including the obligation to make $20 million in purchases in 2003, and as a consequence have forfeited exclusivity previously granted to it in certain markets. This was especially significant since HealthSouth accounted for 56% of our revenue in 2002. Strategically, we have moved away from agreements that couple minimum purchase agreements with exclusivity, as we believe this will promote more competitiveness among our distributors in the market and will also cause our reported revenue to better reflect the deployment and usage of our products. Under the new strategy, the shipment from our manufacturing facility will be more closely aligned with the end user’s consumption of the unit’s measurements. Also contributing to the revenue decrease were reduced purchases from Nature Sunshine and its distribution network. In 2003, Nature Sunshine purchased $100,000 in product compared to $1.2 million in 2002. In the case of Nature Sunshine, as well as other distributors, we have found that restocking orders in 2003 have not matched the levels of their initial stocking orders reflected in 2002 volumes. Finally, we exited the retail market, which we had been pursuing with Wal-Mart and Sam’s Club, because the additional costs of supporting the retail channel were not supported by the incremental revenues that they generated.

We sold approximately 790 health monitoring devices and over 308,000 single-use disposables in 2003 compared to approximately 4,600 devices and over 580,000 disposables in 2002. Software and other revenue decreased due to lower overall volumes, in part due to HealthSouth’s reduction in purchases, and a change in licensing strategy, partially offset by recognition of the remainder of the license revenue from Microlife Corporation in the third quarter of 2003.

Revenue from customers outside the United States accounted for 35% of total revenue in 2003; almost all of which resulted from our distribution agreement with Microlife Corporation. Of that revenue, 74% represented license fees from Microlife. We recognized $837,000 of deferred license revenue from Microlife in the third quarter as a result of the early termination of its distribution agreement in September 2003. We expect no revenue from Microlife going forward. In 2002, 13% of our revenue came from outside the United States of which 38% was license fees.

Cost of Revenue. Total cost of revenue decreased $2.9 million, or 43%, to $3.9 million in 2003 from $6.8 million in 2002. As a percentage of revenue, cost of revenue increased to 74% in 2003 compared to 51% in 2002. The primary reason for the significant decrease in cost of revenue is the decrease in product revenue that has been previously discussed. Also contributing to the decrease in cost of revenue was an improvement in our cost structure due to lower cost of disposables. Adding to cost of revenue was a $704,000 write-off of obsolete inventory in our BalanceLog version 2.0 software, obsolete versions of our mouthpieces, flow tubes and sensor components. Our overall gross margin percentages have been challenged due to fixed costs in the product-related areas that do not reduce proportionally with lower volumes. We believe that these fixed costs are necessary to support volumes that we anticipate will be generated by our change in distribution strategy.

Research and Development. Research and development expenses decreased $0.3 million or 5% to $6.5 million in 2003 from $6.8 million in 2002. While the year over year expenditures are essentially flat, much of the research and development expense was incurred in the first quarter of 2003. Subsequently, the Company has reduced research and development headcount by 38% resulting from the cost reduction measures undertaken in the second quarter and the fourth quarter of 2003. In addition, we have reduced our use of outside service firms and contractors. We have focused our research and development efforts on a few key projects, which are now being handled with internal resources, and clinical validation studies conducted by outside providers. We believe that a continued commitment to research and development is essential in order to provide enhancements to and validation of existing products.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.8 million or 5% to $14.2 million in 2003 from $15.0 million in 2002. We significantly reduced marketing spending in the latter half of 2003. In late 2002, we were preparing for the launch of our BalanceLog software into the retail channel by hiring marketing firms to conduct consumer and medical studies, packaging firms for product redesign, and a marketing agency for promotion services. Although this activity was curtailed in early 2003 with our shift in distribution strategy away from retail, significant expense was still incurred in the first quarter of 2003 causing overall 2003 expenditures to be essentially in line with 2002 spending levels. However, subsequent to the first quarter of 2003, our marketing expenditures have been modest. Other reasons for the decrease in selling, general and administrative expenses include a 43% reduction in headcount and Company-wide salary reductions in effect through the end of 2003, as a result of our second and fourth quarter 2003 cost reduction efforts. We recorded charges of $529,000 and $249,000 in the second and fourth quarters of 2003, respectively, to cover expenses associated with severance fees and other force reduction costs. As a further cost efficiency, we are now using internal resources for most formerly contracted functions, such as web hosting, customer service, and investor and public relations.

Fourth-Quarter Adjustments. Warrants valued at $2.3 million were given to a strategic partner in 2002 in return for an anticipated benefit of advertising and promotional services to be performed by the partner on behalf of the Company. Since the benefit was anticipated to have a longer term, the cost of the warrants was amortized over the anticipated length of the agreement. Subsequently, the relationship was severed and the remaining, unamortized warrant expense of $1.2 million was recognized in the fourth quarter 2003.

In April 2003, the Company accelerated vesting of our former Chief Executive Officer’s options as part of a separation package. This modification was accounted for under SFAS No. 123, as two of the option grants were issued in 2003 and the other five grants were modified and therefore subject to fair value accounting provisions. The cost associated with the first two grants, $152,000, was included in the overall cost of adoption of SFAS No. 123 and the expense associated with the modification of the remaining five grants, $476,000, was included in the operating results for the fourth quarter 2003.

During the fourth quarter 2003, the Company implemented a workforce reduction at its Golden location that resulted in a charge for $0.2 million.

In 2003, the Company established an annual Company-wide bonus plan based on a combination of Company and individual performance factors. The Company accrued $0.3 million based on meeting or exceeding performance goals through the third quarter 2003. As the Company did not achieve 100% of its annual goals, it reversed a total of approximately $0.2 million of the accrued bonus in the fourth quarter of 2003.

Stock-based Charges. Stock-based charges increased $3.0 million or 146% to $5.1 million in 2003 from $2.1 million in 2002. The majority of the increase, $1.8 million, related to adoption of FASB Statement No. 123, Accounting for Stock-Based Compensation, as well as increased 2003 amortization of $1.4 million of warrants granted to a strategic partner.

Interest Income and Interest Expense, Net. Net interest income decreased $0.2 million or 57% to $0.2 million in 2003 from $0.4 million in 2002. The slight decrease was due to lower cash balances throughout the year due to funding of operating losses.

Years Ended December 31, 2002 and 2001

Revenue. Total revenue increased $10.8 million, or 402%, to $13.5 million in 2002 from $2.7 million in 2001. Product sales increased $8.3 million, or 634%, and software and other revenue increased $2.5 million, or 181%. We sold approximately 4,600 health monitoring devices and over 580,000 single-use disposables in 2002 compared to approximately 900 devices and over 74,000 disposables in 2001. We received FDA 510(k) clearance in January 2002 and began shipping MedGem devices to our key medical partners shortly thereafter. Approximately 60% of our devices sold in 2002 were MedGems. In 2001, we sold BodyGem devices primarily into the consumer measurement and commercial sports and fitness markets. Sales of single-use disposables increased eight-fold in 2002 compared to 2001. The increase was due to initial stocking shipments to new distributors and partners, purchases to maintain exclusivity requirements, as well as the higher number of health monitoring devices in use. Sales of our BalanceLog software application increased $2.2 million or 264% from 2001. Our BalanceLog software was first launched in the fourth quarter of 2001. Software revenue was generated through sales from our website, sales through retail distribution and sales through resale agreements we had with several key accounts. The remaining software and other revenue increase primarily reflected the recognition of license fees from a distributor, and shipping revenue.

We shipped approximately 21,000 BalanceLog kits, containing BalanceLog software and a coupon for a discounted RMR measurement, to a mass-market retailer in late December 2002. As we had no historical basis for estimating returns from this channel, we recognized revenue when the software was sold through to the end user. As of December 31, 2002, no revenue from this transaction was recognized.

Revenue from customers outside the United States accounted for 13% of total revenue in 2002. We recognized no revenue from outside the United States in 2001.

Cost of Revenue. Total cost of revenue increased $1.6 million, or 33%, to $6.8 million in 2002 from $5.2 million in 2001. As a percentage of revenue, cost of revenue improved to 51% in 2002 compared to 191% in 2001. The improvement resulted from higher shipment volume, lower contracted manufacturing costs on single-use disposables, and an absence in 2002 of significant inventory write-offs. Product cost of revenue increased $1.1 million, or 23%, to $5.9 million in 2002 from $4.8 million in 2001. As a percentage of product revenue, cost of product revenue improved to 61% in 2002 compared to 364% in 2001. Higher manufacturing volumes and a significant unit cost reduction in our single-use disposables contributed to the improvement. This was partially offset by increased warranty expense on our health monitoring devices resulting from increased sales of the devices in 2002, increases in minimum royalty obligations, and increased tooling depreciation. In addition, in 2001, we incurred $2.2 million in write-offs for unsaleable BodyGem units and excess inventory purchased from our contract manufacturer. Software and other cost of revenue increased $0.6 million, or 174% from $0.3 million in 2001 to $0.9 million in 2002 due to higher volumes of software shipped. As a percentage of software and other revenue, software and other costs were comparable at 24% in 2001 and 2002.

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

Selling, General and Administrative. Selling, general and administrative expenses increased $4.1 million or 38% to $15.0 million in 2002 from $10.9 million in 2001. The increase was partially due to a marketing awareness campaign we launched in December 2002 to run through March 2003. In October 2002, we made a prepayment to our marketing agency of approximately $3.5 million for planning, producing and securing print and television spots for this campaign. Of this prepayment, we expensed $1.1 million for the production and media placements that occurred in December 2002. We also incurred approximately $0.4 million for marketing consultation, packaging design and merchandising costs to launch our BalanceLog software product into the mass-market retail channel, which was new for us in 2002. As we completed our initial public offering in July 2002, we experienced a partial year of increased expense operating as a publicly traded company.

In December 2002, we wrote-off a $0.3 million prepayment made to a vendor upon execution of a Web-hosting services agreement. Due to a restructuring undertaken by the vendor, the vendor was no longer able to provide the services originally contemplated. We are under a lease agreement for an office facility in Seattle, Washington that we vacated in October 2001 and subsequently sublet in October 2003. The lease runs through June 2005. We recorded rent expense of approximately $0.4 million in December 2001.

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

Stock-based Charges. Stock-based charges increased $1.8 million or 547% to $2.1 million in 2002 from $0.3 million in 2001. The majority of the increase, 72%, related to issuance of employee stock options.

below fair value and the remaining 28% related to issuance of warrants to outside partners and consultants and stock option modifications.

Interest Income and Interest Expense, Net. Net interest income decreased $0.1 million or 20% to $0.4 million in 2002 from $0.5 million in 2001. The slight decrease was due to timing of funds received from our Series C preferred stock offering throughout 2001 compared to timing of funds received from our initial public offering in July 2002. In addition, interest on money market funds declined due to lower interest rates.

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

Liquidity and Capital Resources

Cash, cash equivalents and investments totaled $17.0 million at December 31, 2003, all comprised of cash and cash equivalents. Cash used in operating activities was $17.6 million in 2003 and resulted from funding our net loss and changes in working capital netting $1.6 million of cash usage. Cash provided by investing activities was $6.0 million in 2003 due to the redemption of marketable securities and more favorable provisions for restricted cash provided through a change in banking relationships. Cash flows from financing activities were $11.7 million in 2003 due to net proceeds from our December 2003 equity offering. In May 2003, the Company entered into a $4.0 million receivable-based bank line of credit. Cash advances under the credit facility are available pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions. The credit facility provides a $2.5 million line of credit and requires us to keep a minimum of $3.9 million in cash on deposit at the bank and meet minimum tangible net worth and liquidity thresholds. In October and November 2003, we failed to meet the tangible net worth covenant which was required to support the credit facility. Subsequently, the bank waived the covenant requirement contingent on our successfully completing the December 2003 private placement transaction. As of December 31, 2003, the only use of the credit facility was the provision of a $1.2 million letter of credit supporting the lease of our corporate headquarters facility in Golden, Colorado. In 2002, the lease was supported by $1.3 million of restricted cash. The amount of available credit under the line approximates $1.3 million at December 31, 2003.

Cash, cash equivalents and investments totaled $22.1 million at December 31, 2002, with cash and cash equivalents totaling $16.9 million. Cash used in operating activities was $16.2 million in 2002 and resulted from funding our net loss, prepaying $3.5 million for the marketing awareness campaign and a $1.9 million increase in receivables due to late year shipments to a few significant customers. Cash of $1.9 million was received in early January 2003 from these significant customers. Cash used in investing activities was $8.0 million in 2002 due to the purchase of marketable securities, purchases of capital equipment, production tooling and a payment of $1.75 million to our then Chief Executive Officer in connection with a patent assignment. Cash flows from financing activities were $28.2 million in 2002 primarily due to net proceeds from our July 2002 initial public offering of $25.7 million and net proceeds from Series C preferred stock offering earlier in 2002 of $2.9 million partially offset by a repurchase of $0.9 million of Series B preferred stock. The remaining cash flows from financing activities result from the exercise of stock options and common stock warrants, offset by payments made on a note payable.

We have no long-term debt. Stockholders’ equity at December 31, 2003 was $22.0 million. We expect to continue to invest primarily in sales and marketing programs and research and development.

Contractual Obligations

The following table sets forth information concerning our material contractual obligations as of December 31, 2003:

	Payments Due by Period
Material Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Lease Obligations	$2,868,125	$923,917	$1,766,203	$178,497	$—

Total Contractual Cash Obligations	$2,868,125	$923,917	$1,766,203	$178,497	$—

We have a commitment relating to the lease for our Golden facility that totals $1.2 million secured by standby letters of credit. The commitment coincides with our lease period which ends December 2007. The standby letters of credit are supported by a revolving line of credit, which has requirements for minimum levels of liquidity and financial net worth.

We expect to spend significant additional capital primarily for sales, marketing, training and support activities, and supporting our growing number of strategic and distribution alliances.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

We derive our revenue primarily from the sale of our health monitoring devices, the recurring sale of our single-use disposables and our companion software. Beginning in 2004 with the conversion of our future sales efforts to a measurement model, we recognize the revenue of the pre-loaded devices containing measurements of 20 and 100 at the time the device is delivered. Our software revenue is recognized in accordance with Statement of Position 97-2, as amended by Statement of Position 98-9. We license our software products on a perpetual basis. We recognize revenue from the sale of our health monitoring devices and single-use disposables upon ownership transfer to the customer and when it is determined that a continuing service obligation no longer exists. We recognize revenue from the sale of our software, when persuasive evidence of an arrangement exists, the product is delivered, the price is fixed or determinable and collectibility is probable. For sales of our software over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Delivery generally occurs when the product is delivered to a common carrier. Service revenue, including training, is recognized as services are performed. We offer customers the right to return software products that do not function properly within a limited time after delivery, typically 90 days. We provide limited warranties on our health monitoring devices for a period of 12 months from the date of purchase and on our software products for 90 days from date of purchase, with certain limited exceptions.

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

Stock-based charges

At December 31, 2003, we had several stock-based employee compensation plans. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2003, stock-based employee compensation cost was reflected in net income to the extent that options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2003 under the employee compensation plans. The 2003 impact of the FASB 123 adoption, $1.8 million, was reported entirely in the fourth quarter 2003. Awards under our employee compensation plans vest over periods ranging from zero to four years. Accordingly, the cost related to stock-based employee compensation included in the determination of net income (loss) for 2002 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

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

In the fourth quarter of 2003, we entered into a private placement transaction with certain accredited investors, including a member of our Board of Directors and a person who was the beneficial owner of approximately 9% of our common stock on the date of the transaction. Our stockholders approved the private placement transaction at a special meeting of stockholders held on December 19, 2003 and the transaction closed on December 23, 2003; pursuant to which, we issued an aggregate of 3,078,941 shares of our common stock at a price equal to $3.80 per share and warrants to purchase up to 2,155,265 shares of our common stock at an exercise price of $3.80 per share.

Accruals and estimates

We accrue bonuses on a quarterly basis based on expected attainment of our established Company goals. If the goals are not attained, we adjust expense recognized to date. For instance, we did not achieve 100% of our annual performance goals for 2003, and we reversed $0.2 million of the bonus accrual in the fourth quarter of 2003. As our quarterly results have been volatile, there have historically been significant changes in estimates that have significantly impacted expenses within interim periods. As long as revenue is volatile from period to period and established goals would then vary from period to period, we may continue to report significant fluctuations in expenses.

We have generated significant operating losses from inception to date, the income tax impact of which has not been reflected in our financial statements. Deferred tax assets are recognized when it is more likely than not that the asset will be realized. We will need to generate taxable income to recognize available net operating losses in the future.

Recent Accounting Pronouncements

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. At December 31, 2003, our cash and cash equivalents consisted primarily of municipal bonds and notes and money market funds with maturities of less than 90 days. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 40 through 62 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 14, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 14, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 14, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 14, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information regarding principal accountants’ fees and services required by this Part III of Form 10-K is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 14, 2004.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements:

Report of independent auditors.

Consolidated balance sheets as of December 31, 2002 and 2003.

Consolidated statements of operations for the years ended December 31, 2001, 2002, and 2003.

Consolidated statements of stockholders’ equity for the years ended December 31, 2001, 2002, and 2003.

Consolidated statements of cash flows for the years ended December 31, 2001, 2002, and 2003.

Notes to consolidated financial statements.

(2) Supplemental Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts—See Note 13, “Valuation Accounts” to the consolidated financial statements.

All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on January 5, 2004, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Registrant (filed as exhibit 3.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
4.1	Form of Registrant’s common stock certificate (filed as exhibit 4.1 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on January 5, 2004, and incorporated herein by reference)
4.2	Form of Warrant to Purchase Shares of Registrant’s Common Stock
4.3	Form of Securities Purchase Agreement entered into between November 18, 2003 and November 21, 2003 (filed as exhibit 10.52 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on September 30, 2003, and incorporated herein by reference)
4.4	Form of Common Stock Warrant issued pursuant to Securities Purchase Agreement (filed as exhibit 10.53 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on September 30, 2003, and incorporated herein by reference)
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (filed as exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.2 *	Form of Change of Control Agreement
10.3 *	1998 Stock Plan (filed as exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.4 *	2002 Stock Plan and related agreements (filed as exhibit 10.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.5 *	2002 Employee Stock Purchase Plan and related agreements (filed as exhibit 10.4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.6 *	2002 Director Option Plan and related agreements (filed as exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.7	Standard Office Lease, dated October 2, 2000, between the Registrant and New Genesee Land Company, LLC, as amended on January 24, 2001(filed as exhibit 10.6 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.8	Office Lease, dated April 24, 2000, between the Registrant and Gatito Enterprises Joint Venture (filed as exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.9	Lease Agreement, dated April 17, 2000, between the Registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone (filed as exhibit 10.8 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.10†	License Agreement, dated August 21, 1999, between the Registrant and ndd Medizintechnik AG (filed as exhibit 10.14 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 22, 2002, and incorporated herein by reference)
10.11†	License Agreement, dated August 21, 1999, between the Registrant and ndd Medizintechnik AG (filed as exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 22, 2002, and incorporated herein by reference)
10.12†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the Registrant and Sanmina Corporation (filed as exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 22, 2002, and incorporated herein by reference)

Exhibit No.
10.13†	Strategic Agreement, dated May 23, 2002, between the Registrant and HEALTHSOUTH Corporation (filed as exhibit 10.37 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.13.1†

Amendment to Strategic Agreement, dated in December 2002, between the Registrant and

HEALTHSOUTH Corporation (filed as exhibit 10.49 to Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-49871), and incorporated herein by reference)

10.14†	Promotion Agreement, dated May 23, 2002, between the Registrant and HEALTHSOUTH Corporation (filed as exhibit 10.38 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference
10.15†	Strategic Partnership Agreement, dated August 8, 2002, between the Registrant and Mead Johnson & Company, as amended on September 24, 2002 (filed as exhibit 10.42 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2002 (Commission File No. 000-49871), and incorporated herein by reference)
10.15.1†	Amendment to Strategic Partnership Agreement, dated December 31, 2002, between the Registrant and Mead Johnson & Company (filed as exhibit 10.48 to Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-49871), and incorporated herein by reference)
10.15.2†	Amendment to Strategic Partnership Agreement, dated October 28, 2003, between the Registrant and Mead Johnson & Company (filed as exhibit 10.56 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
10.16 *	Employment Offer Letter, dated February 22, 2003, between the Registrant and Alexander MacPherson (filed as exhibit 10.52 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
10.17 *	Employment Agreement, dated March 7, 2003, between the Registrant and James W. Dennis (filed as exhibit 10.53 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
10.18 *	Severance Agreement and Release dated April 30, 2003, between the registrant and James R. Mault, M.D. (filed as exhibit 10.51 to Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of the President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer) of Registrant
32	Section 1350 Certifications

(b) Reports on Form 8-K:

Current reports on Form 8-K filed during our fourth fiscal quarter of 2003:

•	Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and furnished under Item 7 (Financial Statements and Exhibits) on October 9, 2003

•	Current report on Form 8-K filed under Item 7 (Financial Statements and Exhibits) and furnished under Item 12 (Results of Operations and Financial Condition on November 6, 2003

•	Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and furnished under Item 7 (Financial Statements and Exhibits) on July 22, 2003

HEALTHETECH, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders

HealtheTech, Inc.:

We have audited the accompanying consolidated balance sheets of HealtheTech, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealtheTech, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2(l) to the consolidated financial statements, the Company changed its method of accounting for stock-based employee compensation in 2003.

/s/ KPMG LLP

Denver, Colorado

February 16, 2004

HEALTHETECH, INC.

Consolidated Balance Sheets

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$16,878,263	17,003,224
Receivables, net of allowance of $29,000 and $307,000 in 2002 and 2003, respectively	3,156,686	620,428
Investments	5,242,726	—
Inventory	2,359,809	1,908,233
Prepaid expenses	3,082,412	676,360
Other current assets	17,420	17,979

Total current assets	30,737,316	20,226,224
Property and equipment, net	2,997,244	1,843,841
Deposits	266,363	266,398
Restricted cash	1,372,497	—
Intangible assets, net of accumulated amortization of $741,000 and $2,797,000 in 2002 and 2003, respectively	3,406,326	1,555,742

Total assets	$38,779,746	23,892,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,243,769	567,479
Accrued liabilities	2,956,560	1,052,133
Current portion of deferred revenue	689,851	71,657
Note payable to related party	10,000	—

Total current liabilities	5,900,180	1,691,269
Deferred revenue, less current portion	669,767	—
Other liabilities	332,306	171,640

Total liabilities	6,902,253	1,862,909
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 3,912,536 and 7,041,954 shares issued and outstanding in 2002 and 2003, respectively	3,913	7,042
Additional paid-in capital	98,582,499	114,764,010
Deferred stock-based charges	(2,509,183)	(1,817,371)
Accumulated deficit	(64,199,736)	(90,924,385)

Total stockholders’ equity	31,877,493	22,029,296

Commitments and contingencies
Total liabilities and stockholders’ equity	$38,779,746	23,892,205

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2001	2002	2003
Revenue:
Product sales	$1,314,644	9,653,801	2,667,227
Software and other	1,378,686	3,877,328	2,560,601

Total revenue	2,693,330	13,531,129	5,227,828
Cost of revenue:
Product sales	4,784,517	5,876,349	2,648,815
Software and other	335,133	917,365	1,148,117
Stock-based charges	32,653	51,386	75,584

Total cost of revenue	5,152,303	6,845,100	3,872,516

Gross profit (loss)	(2,458,973)	6,686,029	1,355,312
Operating expenses:
Research and development, excluding $90,703, $233,794 and $1,094,377 of stock-based charges for the years ended December 31, 2001, 2002 and 2003, respectively	6,069,654	6,806,573	6,499,261
Selling, general and administrative, excluding $199,721, $1,803,891 and $3,971,164 of stock-based charges for the years ended December 31, 2001, 2002 and 2003, respectively	10,898,670	15,037,534	14,228,247
Stock-based charges	290,424	2,037,685	5,065,541
Impairment of intangible assets and restructuring charges	492,593	—	2,453,041

Total operating expenses	17,751,341	23,881,792	28,246,090

Loss from operations	(20,210,314)	(17,195,763)	(26,890,778)
Interest income	495,573	394,994	171,728
Interest expense	(6,981)	(10,565)	(5,599)

Loss from continuing operations	(19,721,722)	(16,811,334)	(26,724,649)
Loss from discontinued operations including $46,123 of stock-based charges for the year ended December 31, 2001	(11,572,481)	—	—

Net loss	$(31,294,203)	(16,811,334)	(26,724,649)

Loss per common share:
Basic and diluted loss per common share:
Continuing operations	$(14.36)	(6.43)	(6.67)
Discontinued operations	(8.42)	—	—

Net loss	$(22.78)	(6.43)	(6.67)

Basic and diluted weighted average number of shares outstanding	1,373,770	2,613,428	4,007,148

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Consolidated Statements of Stockholders Equity

	Shares	Amount	Preferred Series A		Preferred Series B		Preferred Series C		Additional Paid In Capital	Deferred Stock Compensation	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2001	1,167,920	$1,168	161,599	$1,504,799	106,665	$3,994,286	452,266	$16,922,159	$1,746,054	$—	$(16,094,199)	$8,074,267
Common stock issued for Baby C	289,305	289	—	—	—	—	—	—	10,848,571	—	—	10,848,860
Fair value of options granted in acquisition	—	—	—	—	—	—	—	—	447,720	—	—	447,720
Stock option modifications	—								123,365			123,365
Exercise of common stock options for cash	2,629	3	—	—	—	—	—	—	29,083	—	—	29,086
Issuance of common stock at less than fair value	—	—	—	—	—	—	—	—	1,733,899	(1,733,899))	—	—
Issuance of warrants for services	—	—	—	—	—	—	—	—	4,900	—	—	4,900
Amortization of deferred stock-based charges	—	—	—	—	—	—	—	—	—	245,817	—	245,817
Series C preferred stock issued for cash net of issuance costs	—	—	—	—	—	—	803,729	29,739,718	—	—	—	29,739,718
Warrants issued	—	—	—	—	—	—	—	—	115,288	—	—	115,288
Net loss	—	—	—	—	—	—	—	—	—	—	(31,294,203)	(31,294,203)

Balances at December 31, 2001	1,459,854	$1,460	161,599	$1,504,799	106,665	$3,994,286	1,255,995	$46,661,877	$15,048,880	$(1,488,082)	$(47,388,402)	$18,334,818

Exercise of common stock options for cash	24,423	25	—	—	—	—	—	—	288,700	—	—	288,725
Series C preferred stock issued for cash, net of issuance costs	—	—	—	—	—	—	77,333	2,891,933	—	—	—	2,891,933
Issuance of common options at less than fair value	—	—	—	—	—	—	—	—	2,314,883	(2,314,883)	—	—
Amortization of deferred stock-based charges	—	—	—	—	—	—	—	—	—	983,407	—	983,407
Adjust deferred stock-based charges for terminations	—	—	—	—	—	—	—	—	(310,375)	310,375	—	—
Issuance of warrants for services	—	—	—	—	—	—	—	—	862,246	—	—	862,246
Exercise of warrant for cash	53,333	53	—	—	—	—	—	—	274,932	—	—	274,985
Repurchase of Series B stock	—	—	—	—	(26,667)	(870,664)	—	—	—	—	—	(870,664)
Conversion of preferred stock	1,574,926	1,575	(161,599)	(1,504,799)	(79,998)	(3,123,622)	(1,333,328)	(49,553,810)	54,180,656	—	—	—
Modification of stock options	—	—	—	—	—	—	—	—	243,418	—	—	243,418
Common stock issued for cash	800,000	800	—	—	—	—	—	—	25,679,159	—	—	25,679,959
Net loss	—	—	—	—	—	—	—	—	—	—	(16,811,334)	(16,811,334)

Balances at December 31, 2002	3,912,536	$3,913	—	—	—	—	—	—	$98,582,499	$(2,509,183)	$(64,199,736)	$31,877,493

Exercise of common stock options for cash	33,265	33	—	—	—	—	—	—	87,333	—	—	87,366
Issuance of warrants for services	—	—	—	—	—	—	—	—	2,128,901	—	—	2,128,901
Employee stock purchase plan	17,212	17	—	—	—	—	—	—	121,265	—	—	121,282
Modification of employee stock options	—	—	—	—	—	—	—	—	476,308	—	—	476,308
Stock based compensation related to option issuance	—	—	—	—	—	—	—	—	3,370,898	(3,370,898)	—	—
Amortization of stock-based charges	—	—	—	—	—	—	—	—	—	2,535,916	—	2,535,916
Issuance of common stock net of $173,321 issuance costs	3,078,941	3,079	—	—	—	—	—	—	11,523,600	—	—	11,526,679
Adjust deferred stock based charges for terminations	—	—	—	—	—	—	—	—	(1,526,794)	1,526,794	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(26,724,649)	(26,724,649)

Balances at December 31, 2003	7,041,954	$7,042	—	—	—	—	—	—	$114,764,010	$(1,817,371)	$(90,924,385)	$22,029,296

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(31,294,203)	(16,811,334)	(26,724,649)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	2,314,359	1,939,035	1,884,981
Loss on disposal of property and equipment	442,033	125,629	56,267
Inventory write-offs	1,449,605	—	704,316
Stock-based charges	489,370	2,089,071	5,141,125
Prepaid asset write-off	—	335,530	—
Allowance for doubtful accounts	36,780	53,000	369,838
Impairment of intangible assets	9,849,771	—	1,675,100
Changes in operating assets and liabilities, net of effects of business combination:
Receivables	(1,065,064)	(1,942,642)	2,166,420
Inventory	(3,727,830)	252,683	(252,740)
Change in deposits and other	(61,354)	(70,631)	(35)
Prepaid expenses and other current assets	410,618	(2,726,276)	2,405,493
Accounts payable	95,626	153,512	(1,676,290)
Accrued liabilities and other	3,329,341	(1,001,637)	(2,065,093)
Deferred revenue	—	1,359,618	(1,287,961)

Net cash used by operating activities	(17,730,948)	(16,244,442)	(17,603,228)
Cash flows from investing activities:
Capital asset expenditures	(1,438,905)	(1,972,627)	(406,608)
Purchases of investments	(1,550,992)	(5,242,726)	—
Redemption of investments	—	1,550,992	5,242,726
Net change in restricted cash	(213,872)	41,375	1,372,497
Intangible assets expenditures	(673,362)	(2,403,974)	(205,753)
Proceeds from the sale of assets	—	46,563	—
Payments made in business acquisition, net of cash acquired	90,812	—	—

Net cash used by investing activities	(3,572,447)	(7,980,397)	6,002,862
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	30,000,000	11,700,000
Common stock issuance costs	—	(4,320,041)	(173,321)
Repurchase of preferred stock	—	(870,664)	—
Exercise of common stock warrant for cash	—	274,985	—
Proceeds from issuances of common stock – Employee Stock Purchase Plan	—	—	121,282
Payments on note payable	(60,000)	(60,000)	(10,000)
Proceeds from issuances of preferred stock	30,140,000	2,900,000	—
Preferred stock issuance costs	(400,282)	(8,067)	—
Proceeds from exercises of common stock options	29,086	288,725	87,366

Net cash provided by financing activities	29,708,804	28,204,938	11,725,327
Net increase in cash and cash equivalents	8,191,537	3,980,099	124,961
Cash and cash equivalents at beginning of year	4,706,627	12,898,164	16,878,263

Cash and cash equivalents at end of year	$12,898,164	16,878,263	17,003,224

Disclosure of noncash investing and financing activities and supplemental information:
Common stock issued in acquisitions	$10,848,860	—	—
Common stock options issued in acquisition	447,720	—	—
Conversion of preferred stock to common stock	—	54,174,356	—
Cash paid for interest	6,981	10,565	5,599
Cash paid for income taxes	—	—	—

See accompanying notes to consolidated financial statements.

HEALTHETECH, INC.

Notes to Consolidated Financial Statements

December 31, 2002 and 2003

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

The Company’s consolidated financial statements are based on several significant estimates, including the reserve for warranty obligations and product returns, provision for excess and obsolete inventory, and the selection of estimated useful lives of long-lived assets.

(2) Significant Accounting Policies

(a) Cash and Cash Equivalents and Restricted Cash

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Restricted cash represented amounts the Company had pledged related to deposits on leases for office space and equipment. During 2003 the restrictions were removed.

(b) Allowance for Doubtful Accounts

We extend credit terms to our customers based upon credit analysis performed by management. An allowance is made for customer accounts for which collection has become doubtful. During the fourth quarter 2003, a reserve of $300,000 was accrued against an accounts receivable for a former international distributor.

(c) Investments

Investments of $5,242,746 and $0 at December 31, 2002 and 2003, respectively, consisted of mutual funds with investments in medium term U.S. governmental securities. Investments are stated at fair value and are classified as available for sale.

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

In 2003, in conjunction with a change in distribution strategy, the Company wrote-down the value of certain disposable, monitoring device, and software inventories by $229,742, $61,835 and $412,739, respectively.

(e) Intangible Assets

Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Considerable management judgment is necessary to estimate the realizable value of intangible assets. During December 2001, the Company recognized impairment of $9,849,771 of goodwill from the Baby-C discontinued operations. See note 4. During June and July 2003, the Company recognized impairment of $1,584,000 and $91,000, respectively, related to certain patents. Amortization expense was $1,537,061, $741,000 and $2,797,000 for the years ending December 31, 2001, 2002 and 2003, respectively. Estimated amortization expense for the next five years is $196,000, $196,000, $97,000, $97,000 and $94,000, respectively.

(f) Impairment of Long-Lived Assets and Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment annually and whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

(g) Accrued liabilities

Accrued liabilities consisted of the following:

	December 31,
	2002	2003
Contract manufacturer	$728,865	$123,842
Sales and marketing services	199,317	—
Compensation	689,920	413,301
Consulting and professional services	457,185	113,684
Lease costs	262,596	194,953
Product royalties and warranties	451,189	192,076
Other	167,488	14,278

Total	$2,956,560	$1,052,133

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

(j) Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company’s software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2003, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

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

Software fees are comprised of sales of prepackaged software that can be sold independently or in conjunction with product sales. Software fees are recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the receivable is probable. Software sales are to retail consumers who install the software themselves and pay via credit card prior to shipment. During the first quarter of 2003, the Company sold software to mass-market resellers who had a contractual or implied right of return. The Company did not have a historical basis for estimating returns from this channel, and accordingly, the Company recognized revenue when the software was sold through to the end user. The Company provided support only to assist in installing the software. During the second quarter of 2003 the Company no longer utilized a retail channel strategy. Service revenue, including training and consulting services, is recognized as services are performed. Licensing fees, if any, are recognized ratably over the contract term.

Cost of product revenue consists primarily of purchases of products from contract manufacturers, warranty reserves and royalty payments, in addition to costs of personnel directly related to managing the supply chain and related overhead. Cost of software revenue primarily consists of purchases of product. Additionally, costs of shipping are included in software and other cost of revenue.

The Company provides 30 day right of return on software sales and limited warranty on its software products for 90 days from date of purchase. However as returns have been insignificant, no reserve has been established. The Company does not provide price protection or right of return on health monitoring devices. The Company provides limited warranty on its devices for a period of 12 months, based on historical experience.

(l) Stock-Based Charges

At December 31, 2003, the Company has four stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2003, stock-based employee compensation cost was reflected in income to the extent that some options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant. These amounts have been recorded as expense over the vesting period. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123,) prospectively to all employee awards granted, modified, or settled after January 1, 2003. The 2003 impact of the FASB 123 adoption, $1.8 million, was recognized in the fourth quarter 2003. Awards under the Company’s plan vest over periods ranging from zero to four years. Therefore, the cost related to stock-based employee compensation included in the determination of income for 2002 and before is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each year.

	Year Ended December 31,
	2001	2002	2003
Net loss, as reported	$(31,294,203)	$(16,811,334)	$(26,724,649)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	489,370	2,089,071	5,141,125

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(513,935)	(3,030,184)	(5,849,856)

Pro forma net loss	$(31,318,768)	$(17,752,447)	$(27,433,380)

Loss per share:
Basic and diluted—as reported	$(22.78)	$(6.43)	$(6.67)

Basic and diluted—pro forma	$(22.80)	$(6.79)	$(6.85)

The per share weighted average fair value of stock options granted during 2001, 2002 and 2003 was $25.35, $30.65 and $4.40 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividends, no volatility in 2001 and 100% volatility in 2002 and 2003, expected life of four years and risk-free interest rate of 4.14%, 3.14% and 1.73%, respectively.

The Company accounts for non-employee stock based awards in accordance with FASB 123 and related interpretations. Prior to the Company’s initial public offering in July 2002, the fair value of equity instruments was determined by the Company’s Board of Directors. Subsequent to July 2002, the fair value of the Company’s equity instruments is determined by the price of the Company’s stock.

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

(n) Advertising Costs

The Company accounts for advertising costs as a prepaid expense until such time as the media placement occurs. Advertising expense was $182,811 in 2001, $1,277,013 in 2002, and $3,333,550 in 2003. The Company had advertising prepayments of $2,323,128 and $0 included in prepaid expenses at December 31, 2002 and 2003, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Years ended December 31,
	2001	2002	2003
Numerator:
Loss from continuing operations	$(19,721,722)	(16,811,334)	(26,724,649)
Loss from discontinued operations	(11,572,481)	—	—

Net loss	(31,294,203)	(16,811,334)	(26,724,649)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the year	1,167,920	1,459,854	3,912,536
Weighted average number of common equivalent shares issued during the year	205,850	1,153,574	94,612

Denominator for basic and diluted loss per share—weighted average shares	1,373,770	2,613,428	4,007,148

Loss per share—basic and diluted:
Continuing operations	$(14.36)	(6.43)	(6.67)
Discontinued operations	(8.42)	—	—

Net loss	$(22.78)	(6.43)	(6.67)

For the years ending December 31, 2001, 2002, and 2003, 1,787,081, 1,389,270, and 2,890,120 respectively, potential common stock equivalents consisting of options and warrants were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

In December 2003, the Company effectuated a 1-for-5 reverse split of its outstanding common stock after the close of the markets on December 31, 2003. The reverse stock split was approved by the Company’s stockholders at a special meeting held on December 19, 2003. All shares and per share data have been restated to reflect this change.

(p) Restructuring Charges

During the second quarter of 2003, the Company decided to refocus its business on the medical markets and commercial weight loss and fitness markets and the products that support those markets. As a result of this refocus, the Company evaluated its operating expense levels and determined to restructure the business, resulting in a Company-wide cost reduction program achieved through a downsizing of the employee workforce, a significant reduction in use of contractors and outside service firms, and Company-wide salary reductions. Restructuring charges include severance arrangements, early termination fees and legal costs. The Company expects an annual expense savings of approximately $6 million. The cost reduction program was consummated in two steps with restructuring charges of $529,000 and $249,000 in the second and fourth quarters 2003, respectively. Through December 31, 2003, approximately $552,000 was paid and $226,000 is accrued at December 31, 2003, which represents salary expense to be paid during the first two quarters of 2004.

(3) Acquisitions

On April 16, 2001, the Company issued 289,305 shares of common stock and 17,361 options to purchase common stock in exchange for all of the outstanding common stock of Baby-C, a provider of instructional and promotional products to the juvenile products market. Concurrently with the closing of the acquisition, certain shareholders of Baby-C and their affiliates made a $5.0 million investment in the Company’s Series C preferred stock at $37.50 per share which was the same price paid by the other investors in the same offering. The acquisition of Baby-C was a condition to this investment. The fair value of the common stock options was determined using the Black-Scholes option pricing model with the following assumptions: no volatility or dividends, contractual life of 4 years, and risk free interest rate of 4.56%. This resulted in a fair value of $447,720 and together with the common stock (valued at $37.50 a share on the purchase date based on the price of recent preferred stock offerings) and related costs of the acquisition total consideration granted was $11,341,441. The acquisition was accounted for using the purchase method, with the excess consideration over net tangible assets acquired resulting in goodwill, which was being amortized over an estimated useful life of 7 years. However, during the fourth quarter of 2001, the Company terminated the operations and accordingly, the results of Baby-C’s operations have been included in the financial statements since the date of acquisition, in loss from discontinued operations. Revenue from April 16 through December 31, 2001 was approximately $62,000. See note 4.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$90,812
Accounts receivable	2,871
Inventory	414,236
Goodwill	10,869,369

Total assets acquired	11,377,288
Accounts payable and accrued liabilities	(35,847)

Net assets acquired	$11,341,441

The acquired intangible assets from an acquisition in 2000 represent software that was expected to be utilized and integrated into the Company’s future products. The amount was being amortized over the estimated useful life of three years using the straight-line method. However, in December 2001 the Company discontinued the products and introduced a product of its own. As no significant features had been utilized in subsequent products, the remaining computer software balance of $492,593 was considered impaired and the related impairment is included in general and administrative expenses in the year ended December 31, 2001.

(4) Discontinued Operations

As discussed in note 3, the Company discontinued the operations of Baby-C during 2001. The results of operations of Baby-C through the end of the year and impairment of the net assets, including the associated goodwill, to net salvage value are shown as loss from discontinued operations in the statement of operations. No income tax benefit was recognized as utilization of it was not deemed to be more likely than not. The associated net assets, consisting of inventory subsequently sold to a liquidator, were classified as “Assets held for sale from discontinued operation” in the balance sheet. The following presents the activity of Baby-C from April 16, 2001 through December 31, 2001. There were no operations subsequent to December 31, 2001.

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

(5) Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Repairs and maintenance costs are expensed as incurred. Property and equipment consist of the following:

	December 31,
	2002	2003	Estimated useful life
Furniture and fixtures	$418,084	$423,462	60 months
Computer equipment	1,399,609	1,250,829	36 months
Development tools	668,925	858,546	18 months
Leasehold improvements	796,135	796,136	60 months
Purchased software	922,576	974,159	36 months
Capitalized website and software	769,156	769,156	24 months
Assets not yet in use	134,075	129,075	—

	5,108,560	5,201,363

Less accumulated depreciation and amortization	(2,111,316)	(3,357,522)

	$2,997,244	$1,843,841

(6) Stockholders’ Equity

In December 2003, the Company effectuated a 1-for-5 reverse split of its outstanding common stock after the close of the markets on December 31, 2003. The reverse stock split was approved by the Company’s stockholders at a special meeting held on December 19, 2003. All share and per share data have been restated to reflect this change.

(a) Common and Preferred Stock

In April 2002, the Board of Directors increased the number of authorized shares of common and preferred stock to 100,000,000 and 8,200,000, respectively, and declared a 4 for 3 stock split for all classes of stock. The stockholders approved the resolution, and on June 17, 2002 the Company amended its certificate of incorporation. In July 2002, the Company closed its initial public offering of 800,000 shares of its common stock at a price to the public of $37.50 per share, all of which shares were issued and sold by the Company. Upon the closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, less the repurchase of 26,667 shares of Series B Preferred Stock at a price of $32.65 per share, were converted into 1,574,925 shares of common stock.

(b) Stock Options

In 1998, the Board of Directors approved the 1998 stock option plan (the 1998 Plan). Under the 1998 Plan, the Company granted options to employees, directors, consultants and advisors. The Company had reserved 800,000 shares of common stock for issuance pursuant to the 1998 Plan. As of June 17, 2002, options and stock purchase rights to acquire a total of 576,062 shares of common stock were issued and outstanding and a total of 42,407 shares of our common stock had been issued upon the exercise of options and stock purchase rights granted under the 1998 Plan. Effective with the Company’s initial public offering in July 2002, the Board of Directors decided not to grant any additional awards under the 1998 Plan.

During June 2001, the Company issued an option to purchase 1,333 shares with an exercise price of $13.15 to a consultant relating to services to be performed. The options vest over 4 years and have a life of 10 years. The Company measures the fair value of the option at each balance sheet date and recognizes the appropriate amount of cost based on the options vested. Costs of $26,602 have been recognized in 2002 and are reflected in selling, general and administrative stock-based charges on the accompanying statement of operations.

During October 2001, the Company modified 4,926 options, with weighted average exercise prices of $11.50, of terminating individuals in conjunction with the closure of an office. The modification of previously granted stock options resulted in a new measurement date. The fair value of the Company’s common stock exceeded the exercise price on the date of the modification, and accordingly, compensation cost of $123,365, as measured using the intrinsic value method, has been included in selling, general and administrative stock-based charges in the accompanying 2001 financial statements.

In April 2002, the Board of Directors approved the 2002 stock option plan (the 2002 Plan) providing for the grant of options to employees, directors and consultants. The Company has reserved a total of 666,667 shares of common stock for issuance pursuant to the 2002 Plan. The 2002 Plan provides for any shares reserved but unissued under the 1998 stock option plan and any shares returned to the 1998 stock option plan as the result of termination of options or repurchase of shares issued will be reserved for issuance under the 2002 Plan, together with annual increases in the number of shares available for issuance on the first day of each fiscal year. Under the 2002 Plan, options are granted at exercise prices not less than the fair value of the Company’s common stock on the grant date. Options generally vest over four years and expire after 10 years.

In April 2002, the Board of Directors approved the 2002 Director Option Plan. The Company has reserved a total of 40,000 shares of common stock for issuance, as well as providing for annual increases in the number of shares available on the first day of each fiscal year.

In June 2002, the Company accelerated vesting of an employee’s options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to cost of revenue of approximately $149,000.

In July 2002, the Company accelerated vesting of an employee’s options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to selling, general and administrative stock-based charges of approximately $22,000.

In September 2002, the Company accelerated the vesting of a director’s options as compensation for his services as a member of the Board of Directors over the last two years. This modification was accounted for under APB 25, as the director resigned his board position and is not providing future services, resulting in a charge to selling, general and administrative stock-based charges of approximately $25,000.

In December 2002, the Company accelerated vesting of an employee’s options as part of a severance package. This modification was accounted for under APB 25, as the employee is not providing future services and resulted in a charge to cost of revenue of approximately $21,000.

In January 2003, the Company added 195,626 shares of common stock and 5,000 shares of common stock for issuance under the 2002 Plan and Director Option Plan, respectively, as of the first day of the fiscal year.

In February 2003, the Board of Directors authorized the Compensation Committee to grant, at its discretion, performance based incentive stock options to current employees of the company, including executive officers, up to a maximum of 150,000 shares of common stock under the 2002 Plan.

In April 2003, the Company accelerated vesting of the former CEO’s options as part of a separation agreement. This modification was accounted for under FASB 123. The fair value of $476,000, was included in the operating results for the fourth quarter 2003. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 94%, no dividend yield, weighted average risk-free interest rate of 2.04% and an expected life of three years.

In June 2003, the Board of Directors authorized officers of the Company to grant performance-based non-qualified stock options to the executive officers and certain employees of the Company, up to a maximum 374,200 shares of common stock, under the 2002 Plan. 371,800 options were granted with a strike price of $2.50, a life of 5 years, and vest over 4 quarters. Should an employee be terminated other than for cause, options vest at termination and must be exercised within 3 years of termination.

At December 31, 2002 and 2003, 541,977 and 265,855 shares were available for grant under the 2002 Plan, respectively. The per share weighted average fair value of stock options granted during 2001, 2002 and 2003 was $25.35, $30.65 and $4.40 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividends, no volatility in 2001 and 100% volatility in 2002 and 2003, expected life of four years and risk-free interest rate of 4.14%, 3.14% and 1.73%, respectively. In addition, at December 31, 2003, there were 480 options with exercise prices of $22.90 per share, which were granted outside of either of the 1998 Plan and 2002 Plan.

During 2001, the Company granted options with exercise prices less than the estimated fair value of common stock on the date of grant based on contemporaneous sales of convertible preferred stock. The related compensation expense is being recognized over the vesting period of the options, which is the difference between $37.50 per share, and the exercise price. As the Company adopted FAS 123 for all employee grants effective January 1, 2003, the related compensation expense was determined using the Black-Scholes option pricing model and is being recognized over the vesting period of the options. Unrecognized compensation expense at December 31, 2002, and 2003 totaled $2,509,183 and $1,817,371, respectively.

The following table summarizes stock option activity and balances for the years ended December 31, 2001, 2002, and 2003:

	Number of options	Weighted-average exercise price
Balance at December 31, 2000	428,868	$9.60
Granted	89,609	14.30
Exercised	(2,629)	11.05
Forfeited	(130,329)	12.75

Balance at December 31, 2001	385,519	9.65
Granted	615,029	30.65
Exercised	(24,424)	11.85
Forfeited	(74,488)	30.20

Balance at December 31, 2002	901,636	22.20
Granted	766,875	7.48
Exercised	(33,265)	2.63
Forfeited	(291,639)	21.79

Balance at December 31, 2003	1,343,607	$14.41

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2003	Weighted average exercise price
$ 2.50 – 2.50	332,780	4.14	$2.50	166,580	$2.50
3.30 – 8.25	192,748	2.33	6.28	169,898	6.60
8.40 – 10.32	182,229	6.30	9.20	99,111	9.53
10.55 –13.13	231,220	6.19	12.65	173,571	12.72
14.44 – 28.60	67,268	5.22	18.50	54,228	16.48
29.00 – 34.90	149,800	8.34	29.60	67,542	29.90
37.50 – 37.50	187,562	8.59	37.50	116,670	37.50

$ 2.50 –$37.50	1,343,607	5.68	$14.41	847,600	$14.13

The table includes options for common stock whose exercise price was less than the fair value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair value at the date of grant or greater than the fair value at the date of grant:

	Years ended December 31,
	2001	2002	2003
Exercise price:
Less than fair value—
Number of options	86,943	102,532	371,800
Weighted average exercise price	$14.30	$13.65	$2.50
Weighted average fair value	$25.35	$25.80	$2.44
Equal to fair value—
Number of options	2,667	512,497	364,073
Weighted average exercise price	$13.15	$34.05	$10.00
Weighted average fair value	$2.15	$12.25	$6.41
Greater than fair value—
Number of options	—	—	31,002
Weighted average exercise price	—	—	$37.50
Weighted average fair value	—	—	$4.23

(c) Warrants

In May 2001, the Company issued warrants to purchase 13,333 shares of common stock at an exercise price of $37.50 per share in connection with a corporate alliance agreement. The warrants were fully vested upon grant and expired two months after grant date. Simultaneously, the Company issued fully vested warrants to purchase 13,333 shares of common stock at an exercise price of $56.25 per share. These warrants expired on March 29, 2002. The fair value of the warrants was determined using the Black-Scholes option pricing model assuming no dividends, 66% volatility, risk free interest rate of 4.70% and an expected life of 2 months and 10 months, respectively. The Company determined the fair value of the warrants to be $115,288 and has been reflected as selling, general and administrative stock-based charges in the accompanying statement of operations.

In December 2001, the Company issued warrants to purchase 34,370 shares of common stock at $37.50 per share to a consultant for services related to acquiring certain distribution channels for its BodyGem product. The warrants vest upon the achievement of a milestone, which occurred in June 2002. The fair value of the warrants was $290,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, risk free interest rate of 2.32% and an expected life of 1 year. The fair value of this warrant has been included in selling, general and administrative stock-based charges in the accompanying statement of operations.

In May 2002, the Company entered into a strategic agreement with a company under which exclusive rights were granted to sell its products and deliver metabolic measurements in certain markets. Concurrently, in exchange for certain promotional services for which the partner was contractually obligated to provide over a three-year period, the Company granted a fully vested warrant to purchase 388,440 shares of common stock. The total expense for the warrants was $2.3 million, determined using the Black-Scholes option pricing model with the following assumptions: volatility 50%, no dividend yield, risk free interest rate of 4%, and expected lives ranging from three months to 18 months. Twenty percent of the warrant was exercisable in full or in part in each of September 2002, December 2002, March 2003 and June 2003. Ten percent of the warrant was exercisable in full or in part in each of September 2003 and December 2003. During 2002 and the nine months ended September 30, 2003, the Company amortized $0.4 million and $0.6 million, respectively. In the fourth quarter 2003, upon dissolution of the strategic partnership the Company recognized the remaining, unamortized $1.3 million of expense.

In September 2002, the Company issued a fully vested warrant to a consultant, who later was appointed to serve as president and chief operating officer of the Company, to purchase an aggregate of 15,200 shares of common stock, of which 8,000 shares are exercisable at an exercise price of $37.50 per share expiring on September 26, 2004, and the remaining 7,200 shares are exercisable at an exercise price of $50.00 per share expiring on September 26, 2005. The fair value of the warrant approximated $59,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, risk free interest rates ranging from 2.12% to 2.45% and expected lives of two to three years. The fair value of this warrant has been included in selling, general and administrative stock-based charges in the accompanying statement of operations.

In December 2002, the Company issued four fully vested warrants to consultants to purchase an aggregate of 80,000 shares of common stock, of which 30,000 shares are exercisable at an exercise price of $50.00 per share expiring December 11, 2003; 30,000 shares are exercisable at an exercise price of $75.00 per share expiring December 11, 2004 and 20,000 shares are exercisable at an exercise price of $100.00 expiring December 11, 2005. The fair value of the warrants approximated $107,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, risk free interest rates ranging from 1.47% to 2.27% and expected lives of one to three years. The fair value of this warrant has been included in selling, general and administrative stock-based charges in the accompanying statement of operations.

In December 2002, the Company issued a warrant to purchase 125,000 shares of common stock at prices ranging from $75.00 to $250.00 per share to a consultant for services based upon the acquisition of, or introduction into certain distribution channels for its health monitoring products. The warrants become exercisable upon the occurrence of seven defined events. As of December 31, 2002, the condition for one event was met granting the consultant the right to purchase up to 45,000 shares of common stock at an exercise price of $75.00 per share, which expired on December 11, 2003. The fair value of the warrant approximated $16,000, as determined using the Black-Scholes option pricing model assuming no dividends, 55% volatility, a risk free interest rate of 1.43% and an expected life of one year. During 2003 an additional condition was met granting the consultant an additional right to purchase up to 40,000 shares of common stock at an exercise price of $200 per share, which expire in December 2005. The fair value of the warrant approximated $58,000, as determined using the Black-Scholes options pricing model assuming no dividends, 83% volatility, a risk free interest rate of 2.21% and an expected life of three years. As there is no significant disincentive for nonperformance on the part of the consultant for the remaining six conditions, a measurement date has not occurred for the remaining warrants, and no additional amounts have been recorded in the accompanying financial statements. The fair value of this warrant has been included in selling, general and administrative stock-based charges in the accompanying statement of operations.

In March 2003, the Company issued a warrant to purchase 17,000 shares of common stock at an exercise price of $37.50 per share to a professional athlete for endorsement and promotional appearances. In addition, the Company issued full-vested, non-qualified stock options to purchase an aggregate of 8,001 shares of common stock at an exercise price of $37.50 per share. The fair value of the warrant and stock options approximated $57,000, as determined using the Black-Scholes option pricing model assuming no dividends, 92% volatility, a risk free interest rate of 2.24% and an expected life of four years.

In March 2003, the Company issued a warrant to purchase 800 shares of common stock at an exercise price of $9.00 per share to an academic professional for time spent on developing research. The fair value of the warrant approximated $5,000, as determined using the Black-Scholes options pricing model assuming no dividends, 92% volatility, a risk free interest rate of 2.97% and an expected life of five years.

In April 2003, the Company issued a warrant to purchase 17,000 shares of common stock at an exercise price of $37.50 per share to a professional athlete for endorsement and promotional appearances. In addition, the Company issued fully-vested, non-qualified stock options to purchase an aggregate of 8,001 shares of common stock at an exercise price of $37.50 per share. The fair value of the warrant and stock options approximated $44,000, as determined using the Black-Scholes options pricing model assuming no dividends, 92% volatility, risk free interest rates ranging from 1.66% to 2.24% and expected lives of two to four years.

In August 2003, the Company issued a warrant to MARC USA/Pittsburgh, Inc. to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $37.50 per share pursuant to a consulting arrangement. The fair value of the warrant approximated $16,500, as determined using the Black-Scholes options pricing model assuming no dividends, 114% volatility, a risk free interest rate of 2.27% and an expected life of three years and has been included in stock-based charges in the statement of operations.

On December 23, 2003, the Company issued ten-year warrants to certain investors to purchase up to 2,155,265 shares of common stock in a private placement transaction. The warrants were immediately exercisable beginning on December 23, 2003 at an exercise price of $3.80 per share. The warrants expire on December 23, 2013. If certain changes occur to the Company’s capitalization, such as a stock split or stock dividend of common stock, then the exercise price and number of shares issuable upon exercise of the warrants would be adjusted appropriately. In the event the Company issues additional shares of common stock in certain non-exempt transactions for a price less than the exercise price per share under the warrants, then the exercise price will be adjusted downward based on a broad-based weighted average formula provided in the warrants.

(d) Employee Stock Purchase Plan

In April 2002, the Board of Directors approved an Employee Stock Purchase Plan (ESPP). The Company has reserved a total of 186,667 shares of common stock to be made available for sale. The ESPP provides for annual increases in the number of shares available on the first day of each fiscal year.

Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in any calendar year. However, an employee may not purchase stock if such employee:

•	immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock, or

•	whose rights to purchase stock under all employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 500 shares during a 6-month purchase period.

Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair value of common stock at the beginning of an offering period or at the end of a purchase period. During 2003, the Company issued 17,212 shares under the ESPP.

(7) Income Taxes

Income taxes differ from the amounts that result from applying the federal statutory rate of 35% as follows:

	Years ended December 31,
	2001	2002	2003

Expected tax benefit	(10,952,971)	(5,883,967)	(9,353,627)

State income taxes, net of federal benefit	(1,370,969)	(707,809)	(1,178,986)

Effect of change in estimated state rates	—	—	1,191,582

Change in valuation allowance for deferred tax assets	7,613,188	6,366,907	8,170,113

Amortization of non-deductible goodwill	4,436,855	—	—

Research and experimentation credit	—	(349,862)	—

Stock-based charges	346,417	1,238,061	1,246,828

Other, net	(72,520)	(663,330)	(75,910)

	—	—	—

Temporary differences that give rise to significant components of deferred tax assets are as follows:

	December 31,
	2001	2002	2003

Net operating loss carryforwards	$12,837,203	$18,063,602	$26,609,020

Inventory impairments and write-offs	1,258,119	1,453,470	645,652

Other, net	571,807	1,516,964	1,949,477

Gross deferred tax assets	14,667,129	21,034,036	29,204,149

Valuation allowance	(14,667,129)	(21,034,036)	(29,204,149)

Net deferred tax assets	$—	$—	$—

At December 31, 2001, 2002 and 2003 the Company has a cumulative net operating loss carryforward for income tax purposes of approximately $29.8 million, $44.4 million, and $66.5 million respectively, which expires in various amounts through the year 2023, if not utilized. The utilization of the net operating loss carryforward may be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of net operating loss carryforwards and research and experimentation credit carryforwards, no tax benefit has been recorded by the Company in any period, and a valuation allowance has been recorded for the entire amount of the deferred tax asset as it is more likely than not that these amounts will not be realized.

The Company also has research and experimentation credit carryforwards for income tax purposes available totaling approximately $686,000, which if not utilized will expire in 2022. The total credit carryforward is also be subject to limitation under Section 382 of the Internal Revenue Code.

(8) Commitments and Contingencies

(a) Commitments

The Company leases office space under noncancelable operating leases. Rent expense is recognized on the straight-line basis over the lease term. Through the end of 2003, the Company leased a facility in Los Gatos, California for research and development activities under a lease that expires in May 2005. In January 2004, the Company provided a lump-sum payment of $200,977 in exchange for an early termination of any further obligations under the lease. No lease obligations for Los Gatos are included in the following table. The Company also leases a facility in Seattle, Washington. In October 2003, the Company sublet that unoccupied space to a third party under a lease contract expiring June 2005.

Future minimum lease payments and estimated sublease income as of December 31, 2003 are as follows:

	Gross	Sublease	Net
2004	$923,917	($96,000)	$827,917
2005	695,511	(48,000)	647,511
2006	527,846	—	527,846
2007	542,354	—	542,354
2008	178,497	—	178,497

Total minimum payments	$2,868,125	($144,000)	$2,724,125

Rent expense for the years ended December 31, 2001 and 2002, 2003 was $1,323,206, $960,345 and $1,006,567 respectively.

At December 31, 2003, the Company had an outstanding letter of credit of $1.2 million supporting the real estate lease of the Golden, Colorado headquarters.

(b) Significant Customers

Revenue earned from significant customers is as follows:

	Years ended December 31,
	2001	2002	2003
Customer A	—	56%	—
Customer B	29%	9%	—
Customer C	15%	—	—
Customer D	—	6%	—
Customer E	—	13%	34%
Customer F	—	—	19%
Customer G	—	—	9%

At December 31, 2002 and 2003, receivables from these customers represented 65% and 79%, respectively, of receivables.

(c) Litigation

On December 22, 2003, Malacca International Corporation, a subsidiary of Microlife Corporation, filed suit in the United States District Court for the District of Colorado alleging breach of contract in connection with the International Distribution Agreement dated March 19, 2002. The complaint alleges that the Company breached the agreement by failing to maintain Microlife’s exclusivity and failed to have product available for distribution and seeks rescission of the Agreement or an injunction and monetary damages. Microlife also seeks an injunction prohibiting providing product to other distributors serving the markets covered by the agreement. The Company believes that it has meritorious defenses and that the specified claims are without merit and intend to vigorously contest this lawsuit. On February 2, 2004, the Company filed its answer denying the material allegation in Malacca’s complaint and asserted counterclaims against both Malacca and Microlife for breach of contract and unjust enrichment.

While management currently believes that resolving this matter will not have a material adverse impact on financial position or results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on financial position and the results of operations for the period in which the effect becomes reasonably estimable.

(9) Employee Benefit Plan

In January 2001, the Company implemented a 401(k) Plan for the benefit of substantially all its employees. The Company may make discretionary matching contributions. No company contributions have been made to date.

(10) Geographic information

The Company’s operations and all assets are based in the United States. The Company sells products to both domestic and foreign customers. The Company’s revenue by geographic area for the years ended December 31, 2001, 2002 and 2003 is as follows:

	Years ended December 31,
	2001	2002	2003
United States	100%	87%	65%
Europe	—	5%	34%
Taiwan	—	8%	—
Other	—	—	1%

(11) Related party transactions

The Company received professional services from a firm in which a director is a partner. Fees paid were $602,000, $770,000, and $330,000 respectively, for the years ended December 31, 2001, 2002, and 2003, respectively. The director resigned his position effective September 17, 2003 and the Company receives no further services from the firm. At December 31, 2002 and 2003 $49,000 and $0 were owed to the firm, respectively.

A former director of the Company was an officer during 2002 in a company with which the Company entered into a product sales agreement. The Company recognized $1.1 million of revenue from this company for the year ended December 31, 2002.

In May 2002, the Company’s then CEO and founder assigned patent rights to the Company in exchange for a cash payment of $1.75 million.

On December 23, 2003, the Company issued an aggregate of 3,078,941 shares of common stock and issued ten-year warrants to purchase up to 2,155,265 shares of common stock in a private placement transaction. Arthur J. Samberg, a member of the board of directors, is the Managing Member of Kodiak Capital, the lead investor in the private placement transaction

(12) Fourth Quarter Adjustments

Warrants valued at $2.3 million were given to a strategic partner in 2002 in return for an anticipated benefit of advertising and promotional services to be performed by the partner on behalf of the Company. Since the benefit was anticipated to have a longer term, the cost of the warrants were amortized over the anticipated length of the agreement. Subsequently, the relationship was severed, the remaining warrant expense of $1.4 million was recognized in the fourth quarter 2003.

In April 2003, the Company accelerated vesting of the former CEO’s options as part of a separation agreement. At the modification date, the exercise price of these options were above market and therefore did not result in an accounting charge under APB 25. However, during the quarter ended December 31, 2003 the Company adopted FASB 123 effective January 1, 2003. Under FASB 123 the modifications resulted in expense of approximately $476,000.

During the fourth quarter 2003, the Company implemented a workforce reduction at its Golden location that resulted in expense for $.2 million.

In 2003, the Company established an annual company-wide bonus plan based on a combination of Company and individual performance factors. The Company accrued $.3 million based on meeting or exceeding performance goals through the third quarter 2003. As the Company did not achieve 100% of its annual goals, it reversed approximately $.2 million of the accrued bonus in the fourth quarter of 2003.

(13) Valuation Accounts

	Balance at beginning period	Additions charged(credited) to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts:

December 31, 2003	$29,431	$369,838	$(92,415)	$306,854
December 31, 2002	$36,781	$83,016	$(90,366)	$29,431
December 31, 2001	—	36,781	—	—

Warranty reserve:

December 31, 2003	$128,187	$82,469	$(105,191)	$105,445
December 31, 2002	25,000	300,957	(197,770)	128,187
December 31, 2001	—	25,000	—	25,000

Inventory reserve information is deemed insignificant and is therefore not presented.

(14) Selected Quarterly Financial Data (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31
	(in thousands, except per share data)
Fiscal 2002
Revenue	$2,355	3,279	5,265	2,632
Gross profit	471	1,601	3,137	1,477
Net loss	$(3,862)	(4,045)	(3,350)	(5,554)
Loss per share—basic and diluted	$(2.64)	(2.76)	(0.93)	(1.42)
Fiscal 2003
Revenue	$1,618	1,208	1,808	594
Gross profit	471	68	778	38
Net loss	$(10,002)	(7,012)	(3,169)	(6,542)
Loss per share—basic and diluted	$(2.55)	(1.79)	(0.81)	(1.54)

Loss per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ EPS does not necessarily equal the full-year EPS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004

HEALTHETECH, INC.
(A Delaware Corporation)

By:	/s/ James W. Dennis
Name:	James W. Dennis
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James W. Dennis James W. Dennis	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ Sandy D. MacPherson Sandy D. MacPherson	Director, President and Chief Operating Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ Vernon A. Brunner Vernon A. Brunner	Director	March 29, 2004

/s/ Gerald J. Laber Gerald J. Laber	Director	March 29, 2004

/s/ Arthur J. Samberg Arthur J. Samberg	Director	March 29, 2004

/s/ Robert I. Theis Robert I. Theis	Director	March 29, 2004

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on January 5, 2004, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Registrant (filed as exhibit 3.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
4.1	Form of Registrant’s common stock certificate (filed as exhibit 4.1 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on January 5, 2004, and incorporated herein by reference)
4.2	Form of Warrant to Purchase Shares of Registrant’s Common Stock
4.3	Form of Securities Purchase Agreement entered into between November 18, 2003 and November 21, 2003 (filed as exhibit 10.52 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on September 30, 2003, and incorporated herein by reference)
4.4	Form of Common Stock Warrant issued pursuant to Securities Purchase Agreement (filed as exhibit 10.53 to Registrant’s current report on Form 8-K (Commission File No. 000-49871), filed on September 30, 2003, and incorporated herein by reference)
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (filed as exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.2 *	Form of Change of Control Agreement
10.3 *	1998 Stock Plan (filed as exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.4 *	2002 Stock Plan and related agreements (filed as exhibit 10.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.5 *	2002 Employee Stock Purchase Plan and related agreements (filed as exhibit 10.4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.6 *	2002 Director Option Plan and related agreements (filed as exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.7	Standard Office Lease, dated October 2, 2000, between the Registrant and New Genesee Land Company, LLC, as amended on January 24, 2001(filed as exhibit 10.6 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.8	Office Lease, dated April 24, 2000, between the Registrant and Gatito Enterprises Joint Venture (filed as exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.9	Lease Agreement, dated April 17, 2000, between the Registrant and Dale Riveland, Christina M. Riveland, Kenneth Johnstone and Pearl L. Johnstone (filed as exhibit 10.8 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 12, 2002, and incorporated herein by reference)
10.10†	License Agreement, dated August 21, 1999, between the Registrant and ndd Medizintechnik AG (filed as exhibit 10.14 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 22, 2002, and incorporated herein by reference)
10.11†	License Agreement, dated August 21, 1999, between the Registrant and ndd Medizintechnik AG (filed as exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 22, 2002, and incorporated herein by reference)
10.12†	Agreement for Electronic Manufacturing Services, dated April 3, 2001, between the Registrant and Sanmina Corporation (filed as exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on April 22, 2002, and incorporated herein by reference)

Exhibit No.
10.13†	Strategic Agreement, dated May 23, 2002, between the Registrant and HEALTHSOUTH Corporation (filed as exhibit 10.37 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.13.1†

Amendment to Strategic Agreement, dated in December 2002, between the Registrant and

HEALTHSOUTH Corporation (filed as exhibit 10.49 to Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-49871), and incorporated herein by reference)

10.14†	Promotion Agreement, dated May 23, 2002, between the Registrant and HEALTHSOUTH Corporation (filed as exhibit 10.38 to Registrant’s Registration Statement on Form S-1 (File No. 333-86076), as amended, on June 11, 2002, and incorporated herein by reference)
10.15†	Strategic Partnership Agreement, dated August 8, 2002, between the Registrant and Mead Johnson & Company, as amended on September 24, 2002 (filed as exhibit 10.42 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2002 (Commission File No. 000-49871), and incorporated herein by reference)
10.15.1†	Amendment to Strategic Partnership Agreement, dated December 31, 2002, between the Registrant and Mead Johnson & Company (filed as exhibit 10.48 to Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-49871), and incorporated herein by reference)
10.15.2†	Amendment to Strategic Partnership Agreement, dated October 28, 2003, between the Registrant and Mead Johnson & Company (filed as exhibit 10.56 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
10.16 *	Employment Offer Letter, dated February 22, 2003, between the Registrant and Alexander MacPherson (filed as exhibit 10.52 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
10.17 *	Employment Agreement, dated March 7, 2003, between the Registrant and James W. Dennis (filed as exhibit 10.53 to Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
10.19 *	Severance Agreement and Release dated April 30, 2003, between the registrant and James R. Mault, M.D. (filed as exhibit 10.51 to Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 (Commission File No. 000-49871), and incorporated herein by reference)
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of the President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer) of Registrant
32	Section 1350 Certifications

*	Identifies each management contract or compensatory plan or arrangement

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.