Form 10-Q
period 2004-03-31
HEALTHETECH INC
filed 2004-05-13
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 11, 2004, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, 7,086,215.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

HEALTHETECH, INC.

Balance Sheets

Unaudited

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,003,224	14,383,416
Receivables, net of allowance of $307,000	620,428	913,792
Inventory	1,908,233	1,825,410
Prepaid expenses	676,360	476,196
Other current assets	17,979	28,796

Total current assets	20,226,224	17,627,610

Property and equipment, net	1,843,841	1,579,885
Deposits	266,398	265,313
Intangible assets, net of accumulated amortization of $2,796,970 and $2,845,915 in 2003 and 2004, respectively	1,555,742	1,518,377

TOTAL ASSETS	$23,892,205	20,991,185

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$567,479	255,147
Accrued liabilities	1,052,133	890,160
Deferred revenue	71,657	62,753

Total current liabilities	1,691,269	1,208,060

Other liabilities	171,640	165,540

Total liabilities	1,862,909	1,373,600

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,041,954 and 7,086,215 shares issued and outstanding in 2003 and 2004, respectively	7,042	7,086
Deferred stock-based charges	(1,817,371)	(1,298,933)
Additional paid-in capital	114,764,010	114,852,348
Accumulated deficit	(90,924,385)	(93,942,917)

Total stockholders’ equity	22,029,296	19,617,585

Commitments and contingencies
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,892,205	20,991,185

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Operations

Unaudited

	Three Months Ended
	March 31, 2003	March 31, 2004
Revenue:
Product and measurement sales	$928,117	361,835
Software and other	689,938	377,413

Total revenue	1,618,055	739,248

Cost of revenue:
Product sales, excluding $48,515 and $17,780 of stock-based charges for 2003 and 2004, respectively	871,714	462,200
Software and other	273,520	175,103
Stock-based charges	48,515	17,780

Total cost of revenue	1,193,749	655,083

Gross profit	424,306	84,165

Operating expenses:
Research and development, excluding $579,445 and $182,824 of stock-based charges for 2003 and 2004, respectively	2,434,821	785,533
Selling, general and administrative, excluding $888,902 and $317,833 of stock-based charges for 2003 and 2004, respectively	7,490,208	1,587,891
Restructuring charges and asset impairment	—	272,057
Stock-based charges	1,468,347	500,658

Total operating expenses	11,393,376	3,146,139

Loss from operations	(10,969,071)	(3,061,974)
Interest income	73,056	44,144
Interest expense	(1,892)	(703)

Net loss	$(10,897,907)	(3,018,533)

Basic and diluted loss per common share:	$(2.78)	(0.43)

Basic and diluted weighted average number of shares outstanding	3,917,736	7,060,858

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Cash Flows

Unaudited

	Three months ended
	March 31, 2003	March 31, 2004
Cash flows from operating activities:
Net loss	$(10,897,907)	(3,018,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,259	352,027
Inventory reserves and write-offs	—	1,002
Loss on disposal of property and equipment	—	24,285
Stock-based charges	1,516,863	518,438
Provision for doubtful accounts	65,000	—
Change in assets and liabilities:
Receivables	2,287,164	(293,364)
Inventory	(73,898)	81,821
Prepaid expenses and other current assets	2,427,681	189,347
Change in deposits and other	(104,463)	1,085
Accounts payable	(783,576)	(312,332)
Accrued and other liabilities	17,570	(168,073)
Deferred revenue	(164,612)	(8,904)

Net cash used in operating activities	(5,155,919)	(2,633,199)

Cash flows from investing activities:
Purchase of property and equipment	(182,164)	(63,412)
Proceeds from the sale of marketable securities	3,745,612	—
Purchase of intangible assets	(104,769)	(11,580)
Net change in restricted cash	1,327	—

Net cash provided by (used in) investing activities	3,460,006	(74,992)

Cash flows from financing activities:
Payments on note payable to related party	(10,000)	—
Proceeds from common stock option exercises	5,618	111,248
Common stock issuance costs	—	(22,865)
Proceeds from common stock issuances	100,517	—

Net cash provided by financing activities	96,135	88,383

Net decrease in cash and cash equivalents	(1,599,778)	(2,619,808)
Cash and cash equivalents, beginning of period	16,878,263	17,003,224

Cash and cash equivalents, end of period	$15,278,485	14,383,416

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

The accompanying financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2003 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-49871), filed on March 29, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

The Company’s financial statements are based on several significant estimates, including the reserve for warranty obligations and product returns, provision for excess and obsolete inventory, provision for doubtful accounts and the estimated useful lives of long-lived assets, as well as the recoverability of the investment in long-lived assets.

(2) Significant Accounting Policies

(a) Cash and Cash Equivalents and Restricted Cash

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

(b) Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method and consists of purchased items or finished goods that were manufactured internally or for the Company by contract manufacturers. Our strategy utilizes both in-house and outsourced manufacturing, warehousing and shipping of our health monitoring devices, disposables and software to benefit from the resources of our contract manufacturers and fulfillment vendor where appropriate, in order to minimize the overall costs of our products. We rely on contractors for the manufacture, warehousing and shipping of the component parts for our devices. The Company is contractually required to purchase from a manufacturer raw materials and work-in-process that such manufacturer has purchased or processed based on the Company’s initial forecasts, but which will not be utilized within 90 days due to subsequently revised forecasts. The Company normally leaves such inventory at the manufacturer, but can request it to be shipped to another location, and bears risk of loss due to obsolescence and other general inventory risk other than pilferage or mishandling by the manufacturer.

(c) Intangible Assets

Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to ten years. Amortization expense was $144,246 and $48,945 for the three months ending March 31, 2003 and 2004, respectively. The large drop in amortization year over year is a result of a $1.7 million impairment charge taken in the second and third quarter of 2003. The Company periodically evaluates the recoverability of intangible assets and takes into account events and circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

(d) Accrued liabilities

Accrued liabilities consists of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
Customer deposit	130,281	123,842
Compensation	287,877	413,301
Consulting and professional services	41,861	113,684
Lease costs	156,844	194,953
Product royalties	201,210	192,076
Other	72,087	14,278

Total	$890,160	$1,052,133

(e) Deferred Revenue

Deferred revenue primarily consists of payments received upon sale of our BalanceLog Pro software product which are recognized ratably over the contract period.

(f) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including, cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

(g) Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company’s software is deemed to be technologically feasible at the point a working model of the software product is developed. Through March 31, 2004, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

(h) Revenue

The Company generates revenue from the sale of its products, software and licensing arrangements. Revenue from the sale of products is recognized when evidence of an arrangement exists, ownership transfers to the customer or distributor, the price is fixed and collectibility is probable. Revenue from the sale of measurements under the new sales model is recognized using the same criteria as product revenue. The software component of the Company’s products is considered incidental under Statement of Position (SOP) 97-2, Software Revenue Recognition.

Software fees are comprised of sales of prepackaged software that can be sold independently or in conjunction with product sales. Software fees are recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the receivable is probable. Software sales are to consumers who install the software themselves and pay via credit card prior to shipment.

Service revenue, including training and consulting services, is recognized as services are performed. Licensing fees are recognized ratably over the contract term.

Cost of product revenue consists primarily of purchases of products from contract manufacturers, warranty reserves, royalty payments, obsolescence reserves and costs of personnel directly related to managing the supply chain and related overhead. Cost of software revenue primarily consists of purchases of product. Additionally, costs of shipping are included in software and other costs of revenue.

The Company provides a 30 day right of return on software sales and a limited warranty on its software products for 90 days from the date of purchase. However, as returns and warranty claims have been insignificant, no reserve has been established.

In general, the Company does not provide price protection or a right of return on health monitoring devices. The Company provides a limited warranty on its devices for periods of 12 to 15 months.

(i) Stock-Based Charges

Through December 31, 2002, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation expense was recorded for options issued to employees and directors on the date of grant only if the current estimated fair value of the underlying common stock exceeds the exercise price of the option using the intrinsic value method. In the fourth quarter of 2003, retroactive to January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123,) prospectively to all employee awards granted, modified, or settled after January 1, 2003.

The Company has four stock-based employee compensation plans and presently utilizes only two of those to make current stock option grants. The following table illustrates the effect on net loss if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2003 and 2004. Stock-based employee compensation costs exclude charges recognized for the issuance of warrants.

	Three months ended March 31,
	2003	2004
	(unaudited)	(unaudited)
Net loss, as reported	$(10,897,907)	$(3,018,533)
Stock-based employee compensation costs, included in net loss	1,516,863	518,438
Stock-based employee compensation cost, if fair value based method used	(1,909,720)	(1,065,834)

Pro forma net loss	$(11,290,764)	$(3,565,929)

Net loss per share, basic and diluted, as reported	$(2.78)	$(0.43)
Net loss per share, basic and diluted, pro forma	$(2.88)	$(0.51)

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

(j) Income Taxes

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

(k) Advertising Costs

Advertising costs are expensed when media placements occur. Advertising expense was $3,332,100 and $0 for the three months ended March 31, 2003 and 2004, respectively.

(l) Loss Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended March 31,
	2003	2004
	(unaudited)	(unaudited)
Numerator:
Net loss	$(10,897,907)	(3,018,533)
Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	3,912,536	7,041,954
Weighted average number of common equivalent shares issued during the period	5,200	18,904

Denominator for basic and diluted loss per share—weighted average shares	3,917,736	7,060,858

Basic and diluted net loss per share	$(2.78)	(0.43)

Potential common stock equivalents, consisting of options and warrants, at March 31, 2003 and 2004 were 1,654,169 and 2,448,154, respectively, and were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

In December 2003, the Company effectuated a 1-for-5 reverse split of its outstanding common stock after the close of the markets on December 31, 2003. The reverse stock split was approved by the Company’s stockholders at a special meeting held on December 19, 2003. All shares and per share data have been restated to reflect this change.

(2) Restructuring Charge

During the second quarter of 2003, the Company decided to refocus its business on the medical markets and commercial weight loss, corporate wellness, and fitness markets and the products that support those markets. As a result of this refocus, the Company evaluated its operating expense levels and determined to restructure the business, resulting in a Company-wide cost reduction program achieved through a downsizing of the employee workforce, a significant reduction in use of contractors and outside service firms, and Company-wide temporary salary reductions. Restructuring charges include severance arrangements, early termination fees and legal costs. The cost reduction program was consummated in two steps with restructuring charges of approximately $529,000 and $249,000 in the second and fourth quarters of 2003, respectively. Additional costs of $272,057 were incurred in the first quarter of 2004 relating to the 2003 restructuring program, which included lease termination costs and severance arrangements. As of March 31, 2004, a balance of $121,888 remains in accrued liabilities representing salary expense to be paid by June 30, 2004.

March 31, 2004
(unaudited)
Restructuring charge recorded	$272,057
Accrued liability at December 31, 2003	225,703
Cash paid by March 31, 2004	(375,872)

Liability remaining at March 31, 2004	$121,888

(3) Property and Equipment

Property and equipment consist of the following:

	December 31, 2003	March 31, 2004	Estimated useful life
	(unaudited)
Furniture and fixtures	$423,461	378,154	60 months
Computer equipment	1,250,829	1,262,060	36 months
Development tools	653,283	686,326	18 months
Leasehold improvements	796,135	825,392	60 months
Purchased software	974,159	964,660	36 months
Laboratory Equipment	205,263	205,263	36 months
Capitalized website and software	769,156	769,156	24 months
Capital projects in process	129,076	101,290

	5,201,362	5,192,301
Less accumulated depreciation and amortization	(3,357,521)	(3,612,417)

Total property and equipment	$1,843,841	1,579,885

(4) Line of Credit

The Company has a credit facility with a $2.5 million line of credit which requires us to keep a minimum of $3.9 million in cash on deposit at the bank and meet minimum tangible net worth and liquidity thresholds. As of March 31, 2004, the only use of the credit facility was the provision of a $1.2 million letter of credit supporting the lease of its corporate headquarters in Golden, Colorado. Cash advances under the credit facility are available pursuant to a borrowing-base formula and subject to the maintenance of certain financial covenants and other terms and conditions. The amount of available credit under the line approximates $1.3 million at March 31, 2004.

(5) Stockholders’ Equity

(a) Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. For the six-month offering period ended February 17, 2004, employees purchased 1,500 shares of common stock at a price of $2.85 per share.

(b) Stock Options

On March 29, 2004, the Company re-priced existing options to purchase 327,047 shares of common stock at an exercise price of $1.84 per share. These options retain their prior vesting schedule and expiration date. Additionally, the Company cancelled and reissued 60,336 options to purchase common stock. These options have an exercise price of $1.84 per share and vest over four years and have a life of ten years. In addition, the Company granted 500,000 options to purchase common stock at an exercise price of $1.84 per share and vest over four years and expire in March 2014. The fair value for these option grants and modifications totaled approximately $1.0 million and will be expensed over the vesting period of the options. The fair value was determined using the Black-Scholes Option Pricing model with the following assumptions: volatility 105%, no dividend yield, risk free interest rate of 0.83% to 3.25% and expected lives of 0 to 4 years.

The following table summarizes stock option activity and balances for the periods ended March 31, 2003 and 2004:

	2003 Number of options	2003 Weighted-average exercise price	2004 Number of options	2004 Weighted- average exercise price
Beginning balance, January 1	901,636	$22.20	1,343,607	$14.41
Granted	353,136	11.65	965,833	1.90
Exercised	(85)	13.15	(40,790)	2.50
Forfeited	(28,264)	29.15	(523,867)	19.99

Balance at March 31 (unaudited)	1,226,423	$19.00	1,744,783	$6.09

The following table summarizes information about stock options outstanding at March 31, 2004:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted Average Exercise price	Number Exercisable as of March 31, 2004	Weighted Average Exercise price
$1.84	905,883	9.44	$1.84	97,133	$1.84
$2.17 – $8.25	471,823	3.12	4.00	386,743	4.08
$8.40 – $28.10	256,424	4.49	12.14	221,702	12.09
$28.60 – $34.90	26,850	6.11	30.16	24,735	30.16
$37.50	83,803	8.37	37.50	69,920	37.50

	1,744,783	6.90	$6.09	800,233	$9.89

The following table includes grants of options for common stock whose exercise price was less than the fair value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair value at the date of grant or greater than the fair value at the date of grant. The weighted average fair value was determined using the Black-Scholes option-pricing model.

	Three months ended March 31,
	2003	2004
Exercise Price:
Less than fair value— Number of options	—	—
Weighted average exercise price	—	—
Weighted average fair value	—	—
Equal to fair value— Number of options	338,136	965,833
Weighted average exercise price	$10.50	$1.90
Weighted average fair value	$6.65	$1.30
Greater than fair value— Number of options	15,000	—
Weighted average exercise price	$37.50	—
Weighted average fair value	$4.15	—

The following table includes weighted average assumptions using the Black-Scholes option pricing model for determining the per share weighted average fair value of stock options granted:

	Three months ended March 31,
	2003	2004
Per share weighted average fair value	$0.26	$1.30
Dividends	—	—
Volatility	83%	105%
Risk-free interest rate	2.48%	.83% – 3.25%
Expected life	4 years	0-4 years

(6) Significant Customers

Revenue earned from significant customers is as follows:

	Three months ended March 31,
	2003	2004
Customer A	31%	27%
Customer B	13%	—
Customer C	11%	—
Customer D	—	12%

At December 31, 2003 and March 31, 2004, receivables from these customers represented 94% and 62% of total receivables, respectively.

(7) Related Party Transactions

The Company received professional services from a law firm in which a former director is a partner. Fees paid were approximately $178,714 and $0 for the three months ended March 31, 2003 and 2004, respectively. Effective September 2003, this director resigned his position on the Company’s Board of Directors and the Company is no longer using the services of the law firm on new matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of HealtheTech, Inc.’s (referred to herein as the Company, we, us or our) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue,” or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below, the summary “Risk Factors” contained herein and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2003. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

We were incorporated in Delaware in February 1998. We design, develop and market technologically advanced and proprietary handheld medical devices and software for the measurement of resting metabolic rate and the monitoring of nutrition.

We have incurred losses since commencing operations and, as of March 31, 2004, we had an accumulated deficit of $93.9 million. Our net loss was approximately $10.9 million and $3.0 million for the three months ended March 31, 2003 and 2004, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop and market our proprietary products and services and increase our focused sales efforts.

We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through direct sales and sales by our distributors and resellers into the medical therapy, weight management and fitness markets. Our sales strategy is to establish relationships with distributors or resellers in each channel that already possess the sales, marketing and distribution capabilities needed to reach our end users.

Beginning in 2004, we converted our future sales efforts to a “measurement” business model in which customers receive MedGem and BodyGem devices from us, either directly or through commissioned sales agents. These devices are “preloaded” with the ability to perform a specific number of metabolic measurements and can be reloaded with additional measurements. Customers also receive a corresponding number of disposable mouthpieces at no additional charge. The principal advantage of this model to our customers is that it lowers the initial acquisition cost of deploying the device in the customer’s business. As a result, we expect the model to accelerate the adoption, deployment and utilization rate of our devices, increasing our installed base of devices and, ultimately, positively impacting revenue and profitability. In the first year of deployment of this model, however, our revenue is likely to be lower than it would be under the traditional sales model, because the expected selling price of a set number of measurements is expected to be lower than the traditional selling price of a measurement device and quantity of disposable mouthpieces. Although this model has only been in place since January 2004, we expect that this system of selling measurements, rather than devices and disposables, will be the dominant form of business in 2004 and beyond.

In 2003 we refocused our business model on the medical, commercial weight loss and fitness markets and the products that support those markets. As a result of this market focus, we in turn have completed the first quarter on plan for lowering operating expenses, including the closure of our Los Gatos, California research and development facility. We incurred a $200,977 expenditure in January 2004 as a termination fee for this facility lease. Despite the progress we made in reducing expenses, we will need to generate substantially higher revenue than that generated in past quarters and/or further reduce expenses in order to achieve and sustain profitability.

We established a new distribution network to represent our products in key markets throughout the United States and the European, Middle Eastern and African fitness markets. In addition, we have pilot programs underway in a number of commercial fitness and weight loss settings.

As a result of the sale of Mead Johnson’s adult nutrition business to Novartis AG, our distribution contract was mutually terminated effective March 31, 2004. All customers and prospective customer lists have been turned over to us, and we are working together on notification, support and servicing of existing customers.

In December 2003, Malacca International Corporation, a subsidiary of Microlife Corporation filed suit against us alleging breach of contract. In February 2004, we filed our answer denying the material allegations in the complaint and asserted counterclaims against both Malacca and Microlife for breach of contract and unjust enrichment. See “Part II, Item 1: Legal Proceedings” for a further description of the dispute. While management currently believes that resolving this matter will not have a material adverse impact on the Company’s financial position or its results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and the results of operations.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue. Revenue decreased $0.9 million, or 54%, to $0.7 million in the quarter ended March 31, 2004 from $1.6 million in the comparable quarter in 2003. Product revenue decreased $0.5 million, or 61%, to $0.4 million for the three months ended March 31, 2004 from $0.9 million in the comparable period in 2003. The primary reason for the significant decrease in product revenue is the absence in 2004 of revenue due to stocking purchases and minimum purchase commitments made by large customers and distributors during the first quarter of 2003. Strategically, we have moved away from agreements that couple minimum purchase agreements with exclusivity, as we believe this will promote more competitiveness among our distributors in the market and also cause our reported revenue to better reflect the deployment and usage of our products. Under the new strategy, the shipment from our manufacturing facility is more closely aligned with the end user’s consumption of the unit’s measurements. Software and other revenue decreased $0.3 million, or 45%, to $0.4 million in the first quarter of 2004 from $0.7 million in the comparable quarter of 2003.

Revenue from customers outside the United States accounted for 17% and 11% of total revenue for the three months ended March 31, 2004 and 2003 respectively.

Cost of Revenue. Total cost of revenue increased to 89% of sales in the first quarter of 2004 from 74% of sales in the first quarter of 2003. The increase in cost of revenue as a percent of sales primarily reflects the effect of fixed internal costs in the product-related areas that do not reduce proportionally with lower volumes. We believe that these fixed costs are necessary to support volumes that we anticipate will be generated by our change in distribution strategy. Additionally, under our new measurement model, the entire cost of the SmartGem device is recognized upon the initial sale of the unit. Subsequent refreshes of the measurements after the initial measurements are exhausted only charge cost of goods sold to the extent of the refurbishment cost incurred.

Research and Development. Research and development expenses decreased $1.6 million, or 68%, to $0.8 million in the quarter ended March 31, 2004 from $2.4 million in the comparable quarter in 2003. During the first quarter of 2004, the Company reversed the cumulative balance of an accrual resulting in a positive impact to research and development expenses of approximately $101,000. The accrual was established to maintain exclusivity with an alternate supplier of flow measurement technology. As the agreement has been cancelled and the exclusivity arrangement terminated, the amounts generated by the accrual were no longer considered a liability to the Company. Additionally, the Company has reduced research and development headcount by 38% resulting from the cost reduction measures undertaken in the second and fourth quarters of 2003. In addition, we have reduced our use of outside service firms and contractors. We have focused our research and development efforts on a few key projects, which are now being handled with internal resources, and clinical validation studies conducted by outside providers. We believe that a continued commitment to research and development is essential in order to provide enhancements to and validation of existing products.

Selling, General and Administrative. Selling, general and administrative expenses decreased $5.9 million, or 79%, to $1.6 million in the quarter ended March 31, 2004 from $7.5 million in the comparable quarter of 2003. We significantly reduced marketing spending in the latter half of 2003. In late 2002, we were preparing for the launch of our BalanceLog software into the retail channel by hiring marketing firms to conduct consumer and medical studies, packaging firms for product redesign, and a marketing agency for promotion services. Although this activity was curtailed in early 2003 with our shift in distribution strategy away from retail, significant expense was still incurred in the first quarter of 2003. Subsequent to the first quarter of 2003, our marketing expenditures have been modest. Other reasons for the decrease in selling, general and administrative expenses include a 43% reduction in headcount, as a result of our second and fourth quarter 2003 cost reduction efforts. As a further cost efficiency, we are now using internal resources for most formerly contracted functions, such as web hosting, customer service, and investor and public relations.

Stock-based Charges. Stock-based charges decreased $1.0 million, or 66%, for the first quarter of 2004 to $0.5 million from $1.5 million in the comparable quarter of the prior year. On March 29, 2004, the Company re-priced existing options to purchase 327,047 shares of common stock at an exercise price of $1.84 per share. These options retain their prior vesting schedule and expiration date. Additionally, the Company cancelled and reissued 60,336 options to purchase common stock. These options have an exercise price of $1.84 per share, vest over four years and have a life of ten years. In addition, the Company granted 500,000 options to purchase common stock at an exercise price of $1.84 per share and vest over four years and and expire in March 2014. The fair value for these option grants and modifications totaled approximately $1.0 million and will be amortized to expense over the vesting period of the options.

Restructuring Charges and Asset Impairment. During the second and fourth quarters of 2003, we implemented a company-wide cost reduction program. This was achieved through a downsizing of our employee workforce, a significant reduction in our use of contractors and outside service firms, and company-wide temporary salary reductions. During the first quarter of 2004 we incurred approximately $71,000 of severance charges and termination fees associated with this effort. Additionally, through the end of 2003, we leased a facility in Los Gatos, California for research and development activities under a lease that expires in May 2005 and provides for a payment of $26,797 per month. In January 2004, we provided a lump-sum payment of $200,977 in exchange for an early termination of any further obligations under the lease.

Liquidity and Capital Resources

Cash and cash equivalents totaled $14.4 million at March 31, 2004. Cash used in operating activities was $2.6 million in the three months ended March 31, 2004 compared to $5.2 million in the comparable period of 2003. The decrease in usage reflects the improvement in our cost structure previously discussed in the Results of Operations section of this document.

Cash used in investing activities was $0.1 million in the three months ended March 31, 2004, a change from $3.5 million provided in the comparable period of the prior year, primarily due to the sale of marketable equity securities during the first quarter of 2003.

Cash flows from financing activities were $0.1 million in the three months ended March 31, 2004, essentially the same as the $0.1 million recorded in the comparable period of the prior year. Net cash from financing activities primarily reflects proceeds from the sale of equity securities from our employee stock purchase plan and exercise of stock options.

We have no debt. Stockholders’ equity at March 31, 2004 was $19.6 million. We expect to continue to modestly invest in sales and marketing programs and research and development. We do not expect significant additions to property and equipment for the remainder of 2004.

The following table sets forth information concerning our material contractual obligations as of March 31, 2004:

Material Contractual Obligations	Total	Due in next 9 months	Due 2005	Due 2006	Due after 2007
Operating Lease Obligations, Gross	$2,491,800	$595,592	$647,511	$527,846	$720,851
Sublease Agreement	$120,000	$72,000	$48,000	—	—

Operating Lease Obligations, Net	$2,371,800	$523,592	$599,511	$527,846	$720,851

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

We derive our revenue primarily from the sale of our health monitoring devices, the recurring sale of our single-use disposables and our companion software. Beginning in 2004 with the conversion of our future sales efforts to a measurement model, we recognize the revenue from pre-loaded devices containing measurements of 20 and 100 at the time the device is delivered. Our software revenue is recognized in accordance with Statement of Position 97-2, as amended by Statement of Position 98-9. We license our software products on a perpetual basis. We recognize revenue from the sale of our health monitoring devices and single-use disposables upon ownership transfer to the customer and when it is determined that a continuing service obligation no longer exists. We recognize revenue from the sale of our software, when persuasive evidence of an arrangement exists, the product is delivered, the price is fixed or determinable and collectibility is probable. For sales of our software over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Delivery generally occurs when the product is delivered to a common carrier. Service revenue, including training, is recognized as services are performed. We offer customers the right to return software products that do not function properly within a limited time after delivery, typically 90 days. We provide limited warranties on our health monitoring devices for a period of 12 months from the date of purchase and on our software products for 90 days from date of purchase, with certain limited exceptions.

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

Stock-based charges

At March 31, 2004, we had four stock-based employee compensation plans. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2003, stock-based employee compensation cost was reflected in net loss to the extent that options granted under the plan had an exercise price less than the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2003 under the employee compensation plans. The 2003 impact of the FASB 123 adoption, $1.8 million, was reported entirely in the fourth quarter of 2003. Awards under our employee compensation plans vest over periods ranging from zero to four years. Accordingly, the cost related to stock-based employee compensation included in the determination of net income (loss) for 2002 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

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

Risk Factors

In addition to the other information contained in this report, we caution stockholders and potential investors that the following summary risk factors and those additional factors described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2003, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual operating results to differ materially from those expressed in any forward-looking statements made by or on our behalf. The following information is not intended to limit in any way the characterization of other statements or information under other captions or in the “Risk Factors” section of our Annual Report on Form 10-K for such purpose.

Following is a summary of the risk factors identified in our Form10-K for the year ended December 31, 2003 that could cause our financial condition to differ from projections:

•	Our brief operating history makes it difficult to evaluate our prospects.

•	We recorded only $22.9 million in revenue from our inception through March 31, 2004, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

•	Beginning in 2004, we converted to a measurement business model from which we expect to derive substantially all of our future MedGem and BodyGem revenue. If acceptance of our new business model fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenues to achieve profitability.

•	We expect our future financial results to fluctuate significantly, and failure to increase our revenue or achieve profitability may disappoint securities analysts or investors and result in a decline in our stock price.

•	We may be unable to maintain our listing on the Nasdaq National Market.

•	We are currently, and in the future could be, involved in litigation which could adversely impact our financial position.

•	We have very limited product offerings from which we expect to derive substantially all of our future revenue. If demand for our limited number of products fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenue to achieve profitability.

•	We currently rely on a limited number of distributors and resellers for the sale of the MedGem and BodyGem devices into our target markets. If these distributors and resellers are not successful selling our products, or if we are unable to establish additional distributor and reseller arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

•	Because a small number of customers are likely to account for a substantial portion of our revenue, the loss of any of these customers or the cancellation or deferment of a customer’s order couldcause our revenue to decline substantially and may result in a decline in our share price.

•	Our workforce reductions may have an adverse impact on our ability to recruit and retain key personnel, which could delay our ability to execute our business plan.

•	If we cannot convince healthcare professionals, wellness advisors and their patients and clients of the importance of measuring metabolism for nutrition monitoring, weight management and fitness applications and of the benefits of our products, we will not be able to increase our revenue and our operating results would suffer.

•	The commercial weight management and fitness markets are characterized by short-lived trends and we may not experience increased demand for our products, or any increase in demand may be short-lived.

•	We purchase one of our key components, an oxygen sensor, from a sole source. If this source fails to satisfy our supply requirements on a timely basis, we may lose sales and experience increased component costs and our customer relationships may be harmed.

•	Our health monitoring devices and our software products may contain unknown errors or defects, which could result in rejection of our products and damage to our reputation, as well as lost revenue, diverted development resources and increased service costs and warranty claims.

•	If we fail to maintain necessary FDA or other regulatory clearance for the marketing and sale of the MedGem devices or if we fail to obtain or maintain necessary FDA or other regulatory clearance or approvals for the marketing and sale of any other medical devices that we may develop in the future, or if clearances or approvals are delayed, we will be unable to commercially distribute and market those medical devices in the United States or abroad.

•	Modifications to the MedGem device may require a new 510(k) clearance or premarket approval or require us to cease marketing or recall the modified device until these clearances or approvals are obtained.

•	If we or our third-party manufacturers fail to comply with the FDA’s Quality System regulation with respect to the MedGem device and any other medical devices that we may produce in the future, our manufacturing operations could be delayed, and the MedGem device sales and our profitability could suffer.

•	The MedGem device and any other medical devices that we may produce in the future are subject to product recalls even after receiving regulatory clearance or approval. Product recalls would harm our reputation and result in increased costs, either of which could harm our operating results.

•	If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

•	If we infringe the patents or proprietary rights of other parties, our ability to grow our business will be severely limited.

•	We license or sublicense key technology from third parties. If necessary licenses or sublicenses of technology are terminated or become unavailable or too expensive, or if licensors or sublicensors fail to prosecute and enforce patents licensed to us, our competitive position and our product offering will suffer.

•	Our business exposes us to risks of product liability claims, and we may incur substantial expenses that exceed our insurance coverage if we are sued for product liability.

•	We may have warranty claims that exceed our reserves.

•	We face risks related to our international operations, including the need to maintain ISO certification and CE Marking approval and obtain necessary foreign regulatory clearance or approvals.

•	Failure to raise additional capital or to generate the significant capital necessary to expand our operations and invest in new products and technologies could reduce our ability to compete and to take advantage of market opportunities and could result in lower revenue.

•	The expense of using our products may not be subject to reimbursement by Medicare, Medicaid or third-party payors, such as health insurance companies. Even if a procedure including our products may be covered, any adverse changes in reimbursement procedures by Medicare, Medicaid or other third-party payors for procedures that include our products may limit our ability to market and sell the MedGem device.

•	We face competition from competitors with greater resources, and competition from personal health technology companies and fitness, nutrition and weight management software companies could increase, which may make it more difficult for us to achieve any significant market penetration.

•	Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult.

•	We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

•	Directors, executive officers, principal stockholders and affiliated entities beneficially own approximately 56% of our capital stock and may be able to exert control over our activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. At March 31, 2004, our cash and cash equivalents consisted primarily of short-term U.S. governmental securities with original maturities of three months or less. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may from time to time become involved in certain legal proceedings. As of the date of this quarterly report, we are a party to one legal proceeding. On December 22, 2003, Malacca International Corporation, a subsidiary of Microlife Corporation (“Microlife”), filed suit against us in the United States District Court for the District of Colorado alleging breach of contract in connection with our International Distribution Agreement dated March 19, 2002. The complaint alleges that we breached the agreement by failing to maintain Microlife’s exclusivity and failed to have product available for distribution and seeks rescission of the agreement or an injunction and monetary damages. Microlife is also seeking an injunction prohibiting us from providing product to other distributors serving the markets covered by the agreement. We believe that we have meritorious defenses and that the specified claims are without merit and intend to vigorously contest this lawsuit. On February 2, 2004, we filed our answer denying the material allegations in Malacca’s complaint and asserted counterclaims against both Malacca and Microlife for breach of contract and unjust enrichment. The lawsuit is entering the discovery stage at the present time.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description
10.1	Termination of Strategic Partnership Agreement dated March 31, 2004 between HealtheTech, Inc. and Mead Johnson & Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	Current Report on Form 8-K filed under Item 5 (Other Events and Required FD Disclosure) and furnished under Item 7 (Financial Statements and Exhibits) on January 5, 2004.

2.	Current Report on Form 8-K filed under Item 5 (Other Events and Required FD Disclosure) and furnished under Item 7 (Financial Statements and Exhibits), Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) on February 28, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2004	HEALTHETECH, INC. (Registrant)

	By:	/s/ James W. Dennis
James W. Dennis Chairman and Chief Executive Officer

	By:	/s/ Rick Fresia
Rick Fresia Vice President Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

Number	Description
10.1	Termination of Strategic Partnership Agreement dated March 31, 2004 between HealtheTech, Inc. and Mead Johnson & Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.