Form 10-Q
period 2004-09-30
HEALTHETECH INC
filed 2004-11-12
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 9, 2004, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, 7,087,215.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

HEALTHETECH, INC.

Balance Sheets

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,003,224	$9,781,585
Restricted Cash and Cash Equivalents	—	1,500,000
Receivables, net of allowance of $307,000 and $308,744 in 2003 and 2004, respectively	620,428	410,002
Inventory	1,908,233	1,513,003
Prepaid expenses	676,360	577,221
Other current assets	17,979	—

Total current assets	20,226,224	13,781,811

Property and equipment, net	1,843,841	1,164,717
Deposits	266,398	265,313
Intangible assets, net of accumulated amortization of $2,796,970 and $3,006,583 in 2003 and 2004, respectively	1,555,742	1,398,855

TOTAL ASSETS	$23,892,205	$16,610,696

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$567,479	$213,498
Accrued liabilities	1,052,133	667,131
Deferred revenue	71,657	71,868

Total current liabilities	1,691,269	952,499
Other liabilities	171,640	93,251

Total liabilities	1,862,909	1,045,749
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,041,954 and 7,087,215 shares issued and outstanding in 2003 and 2004, respectively	7,042	7,088
Deferred stock-based charges	(1,817,371)	(1,529,036)
Additional paid-in capital	114,764,010	115,536,005
Accumulated deficit	(90,924,385)	(98,449,110)

Total stockholders’ equity	22,029,296	15,564,947

Commitments and contingencies
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,892,205	$16,610,696

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Operations

Unaudited

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2004	2003	2004
Revenue:
Product and measurement sales	$634,272	$695,596	$2,237,625	$2,098,638
Software and other	1,173,634	129,594	2,396,757	506,555

Total revenue	1,807,906	825,190	4,634,382	2,605,193

Cost of revenue:
Product and measurement sales	727,266	627,270	2,276,349	1,759,386
Software and other	298,231	101,810	1,031,646	409,346
Stock-based charges	6,539	10,044	18,662	35,081

Total cost of revenue	1,032,036	739,124	3,326,657	2,203,813

Gross profit	775,870	86,066	1,307,725	401,380

Operating expenses:
Research and development, excluding $176,520, $9,283, $614,192, and $304,775 of stock-based charges for the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively	1,305,115	285,167	5,421,068	1,788,996
Selling, general and administrative, excluding $479,674, $100,838, $2,472,881, and $621,158 of stock-based charges for the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively	2,067,733	1,596,663	12,401,524	4,874,250
Other operating expenses, excluding $0, $9,611, $0, and $9,611 of stock-based charges for the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively	—	71,743	—	71,743
Restructuring charges and asset impairment	90,500	—	2,204,526	377,159
Stock-based charges	656,194	119,732	3,087,013	935,544

Total operating expenses	4,119,542	2,073,305	23,114,131	8,047,692

Loss from operations	(3,343,672)	(1,987,239)	(21,806,406)	(7,646,312)
Interest income	31,312	41,566	155,481	122,407
Interest expense	(1,210)	—	(4,676)	(822)

Net loss	$(3,313,570)	$(1,945,673)	$(21,655,601)	$(7,524,727)

Basic and diluted loss per common share	$(0.84)	$(0.27)	$(5.52)	$(1.06)

Basic and diluted weighted average number of shares outstanding	3,928,515	7,086,704	3,923,066	7,079,665

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

Statements of Cash Flows

Unaudited

	Nine months ended
	Sept 30, 2003	Sept 30, 2004
Cash flows from operating activities:
Net loss	$(21,655,601)	$(7,524,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,511,763	955,878
Intangible asset impairment	1,675,100	—
Inventory reserves and write-offs	699,976	5,576
Loss on disposal of property and equipment	56,267	73,545
Stock-based charges	3,105,675	970,625
Provision for doubtful accounts	68,200	1,890
Change in assets and liabilities:
Receivables	2,213,170	208,536
Inventory	(81,724)	389,654
Prepaid expenses and other current assets	2,072,469	117,118
Deposits	1,050	1,085
Accounts payable	(1,534,359)	(353,980)
Accrued and other liabilities	(969,231)	(463,390)
Deferred revenue	(1,310,543)	211

Net cash used in operating activities	(14,147,788)	(5,617,979)

Cash flows from investing activities:
Purchase of property and equipment	(370,811)	(140,686)
Proceeds from the sale of marketable securities	5,242,726	—
Purchase of intangible assets	(212,861)	(52,726)
Net change in restricted cash	1,200,511	(1,500,000)

Net cash provided by (used in) investing activities	5,859,565	(1,693,412)

Cash flows from financing activities:
Payments on note payable to related party	(10,000)	—
Common stock issuance costs	—	(22,865)
Proceeds from common stock option exercises	145,799	112,618

Net cash provided by financing activities	135,799	89,753

Net decrease in cash and cash equivalents	(8,152,424)	(7,221,638)
Cash and cash equivalents, beginning of period	16,878,263	17,003,224

Cash and cash equivalents, end of period	$8,725,839	$11,281,585

The accompanying notes are an integral part of these unaudited financial statements.

HEALTHETECH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Business and Basis of Financial Statement Presentation

HealtheTech, Inc. (the Company or HealtheTech) was incorporated in February 1998 under the laws of the State of Delaware. The Company operates in one segment and develops and markets health solutions designed to give consumers simple, informative ways to improve and maintain health and wellness.

The accompanying financial statements as of September 30, 2004 and for the three months and nine months ended September 30, 2003 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with the December 31, 2003 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-49871), filed on March 29, 2004. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

(b) Reclassifications

Certain reclassifications have been made to prior years financial statements to conform to the 2004 presentation.

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

(d) Intangible Assets

Intangible assets consist of purchased patents and legal fees to obtain patents and are recorded at cost. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives, generally five to ten years. Amortization expense was $55,404 and $110,595 for the three months ending September 30, 2003 and 2004, respectively and $331,893 and $209,613 for the nine months ending September 30, 2003 and 2004, respectively. The Company periodically evaluates the recoverability of intangible assets and takes into account events and circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

(e) Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2003	Sept 30, 2004
		(unaudited)
Customer deposits	$123,842	$13,316
Compensation	413,301	162,594
Consulting and professional services	113,684	180,202
Lease costs	194,953	101,793
Product royalties	192,076	198,821
Other	14,278	10,405

Total	$1,052,133	$667,131

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

(h) Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred and consist of salaries and other direct costs. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The Company’s software is deemed to be technologically feasible at the point a working model of the software product is developed. Through September 30, 2004, the period between achieving technological feasibility and general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant.

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

The Company has four stock-based employee compensation plans and presently utilizes only two of such plans to make current stock option grants. The following table illustrates the effect on net loss if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2003 and 2004. Stock-based employee compensation costs exclude charges recognized for the issuance of warrants.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss, as reported	$(3,313,570)	$(1,945,673)	$(21,655,601)	$(7,524,727)
Stock-based employee compensation costs, included in net loss	451,472	129,776	3,105,675	970,625
Stock-based employee compensation cost, if fair value based method used	(923,663)	(225,691)	(3,430,644)	(1,644,836)

Pro forma net loss	$(3,785,761)	$(2,041,588)	$(21,990,570)	$(8,198,938)

Net loss per share, basic and diluted, as reported	$(0.84)	$(0.27)	$(5.52)	$(1.06)
Net loss per share, basic and diluted, pro forma	$(0.96)	$(0.29)	$(5.61)	$(1.16)

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

(l) Advertising Costs

Advertising costs are expensed when media placements occur. Advertising expense was $0 and $31,118 for the three months ended September 30, 2003 and 2004, respectively and $3,332,100 and $31,118 for the nine months ended September 30, 2003 and 2004, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(3,313,570)	$(1,945,673)	$(21,655,601)	$(7,524,727)
Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of the period	3,923,058	7,086,215	3,912,536	7,041,954
Weighted average number of common equivalent shares issued during the period	5,456	489	10,530	37,711

Denominator for basic and diluted loss per share—weighted average shares	3,928,515	7,086,704	3,923,066	7,079,665

Basic and diluted net loss per share	$(.84)	$(0.27)	$(5.52)	$(1.06)

Potential common stock equivalents, consisting of options and warrants, for the nine months ended September 30, 2003 and 2004 were 1,807,521 and 2,601,760, respectively, and were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

In December 2003, the Company effectuated a 1-for-5 reverse split of its outstanding common stock after the close of the markets on December 31, 2003. The reverse stock split was approved by the Company’s stockholders at a special meeting held on December 19, 2003. All shares and per share data have been restated to reflect this change.

(3) Restructuring Charge

During the second quarter of 2003, the Company decided to refocus its business on the medical markets and commercial weight loss, corporate wellness, and fitness markets and the products that support those markets. As a result of this refocus, the Company evaluated its operating expense levels and determined to restructure the business, resulting in a Company-wide cost reduction program achieved through a downsizing of the employee workforce, a significant reduction in use of contractors and outside service firms, and Company-wide temporary salary reductions. Restructuring charges include severance arrangements, early termination fees and legal costs. The cost reduction program was consummated in two steps with restructuring charges of approximately $529,000 and $249,000 in the second and fourth quarters of 2003, respectively. Additional costs of $272,057 and $105,102 were incurred in the first and second quarters of 2004, respectively, relating to the 2003 restructuring program, which included lease termination costs and severance arrangements. As of September 30, 2004, a balance of $30,260 remains in accrued liabilities representing salary expense to be paid by December 31, 2004.

September 30, 2004
(unaudited)
Accrued liability at December 31, 2003	$225,703
Restructuring charge recorded	377,159
Cash paid by September 30, 2004	(572,602)

Liability remaining at September 30, 2004	$30,260

(4) Property and Equipment

Property and equipment consist of the following:

	December 31, 2003	September 30, 2004	Estimated useful life
		(unaudited)
Furniture and fixtures	$423,461	$378,154	60 months
Computer equipment	1,250,829	1,274,285	36 months
Development tools	653,283	686,326	18 months
Leasehold improvements	796,135	688,245	60 months
Purchased software	974,159	986,965	36 months
Laboratory Equipment	205,263	205,263	36 months
Capitalized website and software	769,156	769,156	24 months
Capital projects in process	129,076	139,890

	5,201,362	5,128,284
Less accumulated depreciation and amortization	(3,357,521)	(3,963,567)

Total property and equipment	$1,843,841	$1,164,717

(5) Line of Credit

On September 15, 2004, the Company replaced the credit facility that supports the lease of our corporate headquarters in Golden, Colorado. The new credit facility provides for a $1.2 million irrevocable letter of credit and requires that the Company maintain a $1.5 million cash balance in a restricted account. The new credit facility is renewable annually and expires on September 14, 2005. As of September 30, 2004, the only use of the credit facility was the provision of the $1.2 million letter of credit.

(6) Stockholders’ Equity

(a) Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. For the six-month offering period ended August 16, 2004, employees purchased 1,000 shares of common stock at a price of $1.37 per share.

(b) Stock Options

On March 29, 2004, the Company re-priced existing options to purchase 327,047 shares of common stock at an exercise price of $1.84 per share. These options retain their prior vesting schedule and expiration date. Additionally, the Company cancelled and reissued options to purchase 60,336 shares of common stock. These options have an exercise price of $1.84 per share and vest over four years and expire in March 2014. In addition, the Company granted two sets of options to certain officers, including (i) 500,000 options to purchase common stock were granted on March 29, 2004 at an exercise price of $1.84 per share to vest over four years and expire in March 2014, and (ii) 100,000 options were granted on May 14, 2004 at an exercise price of $2.20 per share to vest over four years and expire in May 2014. The fair value for these option grants and modifications totaled approximately $1.2 million and is being expensed over the vesting period of the options. The fair value was determined using the Black-Scholes Option Pricing model with the following assumptions: volatility 105%, no dividend yield, risk free interest rates of 0.83% to 3.25% and expected lives of 0 to 4 years.

The following table summarizes stock option activity and balances for the periods ended September 30, 2003 and 2004:

	2003 Number of options	2003 Weighted-average exercise price	2004 Number of options	2004 Weighted-average exercise price
Beginning balance, January 1	901,636	$22.20	1,343,607	$14.41
Granted	353,136	11.65	965,833	1.90
Exercised	(85)	13.15	(40,790)	2.50
Forfeited	(28,264)	29.15	(523,867)	19.99

Balance at March 31 (unaudited)	1,226,423	$19.00	1,744,783	$6.09
Granted	403,000	3.30	188,410	2.19
Exercised	—	—	—	—
Forfeited	(106,895)	24.45	(94,904)	20.65

Balance at June 30 (unaudited)	1,522,528	$14.65	1,838,289	$4.94
Granted	6,550	4.15	15,100	1.74
Exercised	(7,560)	2.50	—	—
Forfeited	(62,211)	9.35	(170,211)	8.85

Balance at September 30 (unaudited)	1,459,307	$14.85	1,683,178	$4.51

The following table summarizes information about stock options outstanding at September 30, 2004:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted Average Exercise price	Number Exercisable as of September 30, 2004	Weighted Average Exercise price
$1.30—$1.84	876,865	8.93	$1.84	200,288	$1.84
$1.91 – $2.50	482,990	6.03	2.37	283,943	2.50
$3.50—$10.32	177,463	1.76	8.37	173,713	8.46
$11.25 – $21.00	86,097	3.88	13.99	81,476	14.06
$30.25—$37.50	59,763	6.95	35.97	54,898	35.84

	1,683,178	7.01	$4.51	794,318	$7.13

The following table includes grants of options for common stock whose exercise price was less than the fair value, for financial reporting purposes, of the underlying common stock at the date of grant, equal to the fair value at the date of grant or greater than the fair value at the date of grant. The weighted average fair value was determined using the Black-Scholes option-pricing model.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Exercise Price:
Less than fair value— Number of options	—	—	371,800	—
Weighted average exercise price	—	—	$2.50	—
Weighted average fair value	—	—	$2.45	—
Equal to fair value— Number of options	6,550	15,100	359,886	1,169,343
Weighted average exercise price	$4.15	$1.74	$10.05	$1.95
Weighted average fair value	$3.10	$1.15	$6.40	$1.34
Greater than fair value— Number of options	—	—	31,000	—
Weighted average exercise price	—	—	$37.50	—
Weighted average fair value	—	—	$3.75	—

The following table includes weighted average assumptions using the Black-Scholes option pricing model for determining the per share weighted average fair value of stock options granted:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Per share weighted average fair value	$3.10	$1.15	$4.35	$ 1.34
Dividends	—	—	—	—
Volatility	111%	95%	100%	95%-105%
Risk-free interest rate	2.16%	2.93%	1.73%	1.04%–3.16%
Expected life	4.0 years	4 years	2.6 years	0-4 years

(7) Significant Customers

Revenue earned from significant customers is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Customer A	17%	24%	17%	17%
Customer B	0%	0%	0%	17%
Customer C	0%	0%	0%	4%
Customer D	0%	1%	0%	3%

At September 30, 2003 and 2004, receivables from these customers represented 35% and 28% of total receivables, respectively.

(8) Related Party Transactions

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

We have incurred losses since commencing operations and, as of September 30, 2004, we had an accumulated deficit of $98.4 million. Our net loss was $3.3 million and $1.9 million for the three months ended September 30, 2003 and 2004, respectively, and $21.7 million and $7.5 million for the nine months ending September 30, 2003 and 2004, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop and market our proprietary products and services and increase our focused sales efforts.

We derive revenue from the sale of our health monitoring devices, single-use disposables, software products and license fees. We anticipate that our revenue will be generated primarily through direct sales and sales by our distributors and resellers into the medical, weight management and fitness markets. Beginning in the third quarter of 2004, our sales strategy is to utilize a combination of an expanded direct sales force as well as independent distributors or resellers that already possess the sales, marketing and distribution capabilities needed to reach our end users.

Beginning in 2004, we converted our future sales efforts to a “measurement” business model in which customers receive MedGem and BodyGem devices from us, either directly or through commissioned sales agents. These devices are “preloaded” with the ability to perform a specific number of metabolic measurements and can be reloaded with additional measurements. Customers also receive a corresponding number of disposable mouthpieces at no additional charge. The principal advantage of this model to our customers is that it lowers the initial acquisition cost of deploying the device in the customer’s business. As a result, we expect the model to accelerate the adoption, deployment and utilization rate of our devices, increasing our installed base of devices and, ultimately, positively impacting revenue and profitability. In the first year of deployment of this model, however, our revenue is likely to be lower than it would be under the traditional sales model, because the expected selling price of a set number of measurements is expected to be lower than the traditional selling price of a measurement device and quantity of disposable mouthpieces. This model has been in place since January 2004 and we expect that this system of selling measurements, rather than devices and disposables, will be the dominant form of business in 2004 and beyond.

In 2003 we refocused our business model on the medical, commercial weight loss and fitness markets and the products that support those markets. As a result of this market focus, we in turn have completed the first three quarters of 2004 on plan for lowering operating expenses. Despite the progress we made in reducing expenses, we will need to generate substantially higher revenue than that generated in past quarters and/or further reduce expenses in order to achieve and sustain profitability.

We are continuing to support our distribution network in the U.S. and Europe to represent our products in select markets in the United States and throughout the European, Middle Eastern and African fitness markets. In addition, we have established key relationships in the fitness market and have pilot programs underway in a number of other commercial fitness, weight loss and medical settings.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2004 and 2003

Revenue. Revenue decreased $1.0 million, or 54%, to $0.8 million in the quarter ended September 30, 2004 from $1.8 million in the comparable quarter in 2003. Product and Measurement revenue increased $0.1 million, or 9.7%, to $0.7 million for the three months ended September 30, 2004 from $0.6 million in the comparable period in 2003. The increase is a result of our new measurement model gaining ground with a steady customer base. Software and other revenue decreased $1.0 million, or 89%, to $0.1 million in the third quarter of 2004 from $1.2 million in the comparable quarter of 2003. This decrease is due largely to our accelerated recognition of $0.8 million in license fees from Microlife in the third quarter of 2003.

Revenue decreased $2.0 million, or 44%, to $2.6 million for the nine months ended September 30, 2004 from $4.6 million in the comparable period in 2003. Product and Measurement revenue decreased $0.1 million, or 6%, to $2.1 million for the nine months ended September 30, 2004, from $2.2 million in the comparable period in 2003. The decrease reflects our strategy to move away from agreements that couple minimum purchase agreements with exclusivity, as we believe this will promote more competitiveness among our distributors in the market and also cause our reported revenue to better reflect the deployment and usage of our products. Under the new strategy, the shipment from our manufacturing facility is more closely aligned with the end user’s consumption of the unit’s measurements. Software and Other revenue decreased $1.9 million, or 79%, to $0.5 million for the nine months ended September 30, 2004, from $2.4 million in the comparable period in 2003. This decrease is due largely to our exit from the mass-market retail channel during the second quarter of 2003 and the $0.8 million in license fees from Microlife recognized in the third quarter of 2003. Software revenue was enhanced during the second quarter of 2004 by a $124,000 revenue recognition for revenue that had been deferred from a previous period. Certain reclassifications have been made for the first quarter between Software and Other revenue with Product and Measurement revenue to conform to the current period’s presentation.

Revenue from customers outside the United States accounted for 2% and 56% of total revenue for the three months ended September 30, 2004 and 2003 respectively and 7% and 38% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.

Cost of Revenue. Total cost of revenue increased to 90% of sales in the third quarter of 2004 from 57% of sales in the third quarter of 2003. Total cost of revenue for the nine months ended September 30, 2004 increased to 85% of sales from 72% of sales in the prior year period. Total cost of revenue was enhanced during the second quarter 2004 due the $124,000 deferred revenue recognition that resulted in a 100% margin. Cost of revenue in general has risen due to a change in the allocation of certain expenses, previously classified as operating expenses, into cost of sales and as a result of changes in our product mix.

Research and Development. Research and development expenses decreased $1.0 million, or 78%, to $0.3 million in the quarter ended September 30, 2004 from $1.3 million in the comparable quarter in 2003.

Research and Development expense decreased $3.6 million, or 67%, to $1.7 million for the nine months ended September 30, 2004 from $5.4 million in the comparable period of the prior year. The Company has reduced research and development headcount by 38% resulting from the cost reduction measures undertaken in the second and fourth quarters of 2003. In addition, we have reduced our use of outside service firms and contractors. We have focused our research and development efforts on a few key projects, which are now being handled with internal resources, and clinical validation studies conducted by outside providers. We believe that a continued commitment to research and development is essential in order to provide enhancements to and validation of existing products.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.5 million, or 23%, to $1.6 million in the quarter ended September 30, 2004 from $2.1 million in the comparable quarter of 2003.

Selling, general and administrative expense decreased $7.5 million, or 61%, to $4.9 million for the nine months ended September 30, 2004, from $12.4 million in the comparable period of the prior year. We significantly reduced marketing spending in the latter half of 2003. In late 2002, we were preparing for the launch of our BalanceLog software into the retail channel by hiring marketing firms to conduct consumer and medical studies, packaging firms for product redesign, and a marketing agency for promotion services. Although this activity was curtailed in early 2003 with our shift in distribution strategy away from retail, significant expense was still incurred in the first quarter of 2003. Subsequent to the first quarter of 2003, our marketing expenditures have been modest. Other reasons for the decrease in selling, general and administrative expenses include a 43% reduction in headcount, as a result of our second and fourth quarter 2003 cost reduction efforts. As a further cost efficiency, we are now using internal resources for most formerly contracted functions, such as web hosting, customer service, and investor and public relations.

Stock-based Charges. Stock-based charges decreased $0.5 million, or 80%, for the third quarter of 2004 to $0.1 million from $0.6 million in the comparable quarter of the prior year. Stock-based charges decreased $2.1 million, or 69%, for the nine months ended September 30, 2004, to $1.0 million from $3.1 million in the comparable period of the prior year. On March 29, 2004, the Company re-priced existing options to purchase 327,047 shares of common stock at an exercise price of $1.84 per share. These options retain their prior vesting schedule and expiration date. Additionally, the Company cancelled and reissued 60,336 options to purchase common stock. These options have an exercise price of $1.84 per share, vest over four years and have a life of ten years. In addition, the Company granted two sets of options to certain officers, including (i) 500,000 options to purchase common stock were granted on March 29, 2004 at an exercise price of $1.84 per share to vest over four years and expire in March 2014, and (ii) 100,000 options were granted on May 14, 2004 at an exercise price of $2.20 per share to vest over four years and expire in May 2014. The fair value for these option grants and modifications totaled approximately $1.2 million and are being amortized to expense over the vesting period of the options.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.3 million at September 30, 2004. Cash used in operating activities was $5.6 million in the nine months ended September 30, 2004 compared to $14.1 million in the comparable period of 2003. The decrease in usage reflects the improvement in our cost structure previously discussed in the Results of Operations section of this document.

Cash used in investing activities was $0.2 million in the nine months ended September 30, 2004, a change from $5.9 million provided in the comparable period of the prior year, primarily due to the sale of marketable equity securities during the first quarter of 2003 and the release of $1.2 million in restricted cash in the third quarter of 2003.

Cash flows from financing activities were $0.1 million in the nine months ended September 30, 2004, essentially the same as the $0.1 million recorded in the comparable period of the prior year. Net cash from financing activities primarily reflects proceeds from the sale of equity securities from our employee stock purchase plan and exercise of stock options.

We have no notes payable or bank debt. Stockholders’ equity at September 30, 2004 was $15.6 million. We expect to continue to modestly invest in sales and marketing programs and research and development. We do not expect significant additions to property and equipment for the remainder of 2004.

The following table sets forth information concerning our material contractual obligations as of September 30, 2004:

Material Contractual Obligations	Total	Due in next 3 months	Due 2005	Due 2006	Due 2007 or after
Operating Lease Obligations, Gross	$1,975,126	$183,002	$612,786	$498,985	$680,353
Sublease Agreement	$(72,000)	$(24,000)	$(48,000)	—	—

Operating Lease Obligations, Net	$1,903,126	$159,002	$564,786	$498,985	$680,353

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

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

Stock-based charges

At September 30, 2004, we had four stock-based employee compensation plans. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2003, stock-based employee compensation cost was reflected in net loss to the extent that options granted under the plan had an exercise price less than the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2003 under the employee compensation plans. The 2003 impact of the FASB 123 adoption, $1.8 million, was reported entirely in the fourth quarter of 2003. Awards under our employee compensation plans vest over periods ranging from zero to four years. Accordingly, the cost related to stock-based employee compensation included in the determination of net income (loss) for 2002 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

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

Following is a summary of the risk factors identified in our Form10-K for the year ended December 31, 2003, and updated to September 30, 2004, that could cause our financial condition to differ from projections:

•	Our brief operating history makes it difficult to evaluate our prospects.

•	We recorded only $24.7 million in revenue from our inception through September 30, 2004, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

•	Beginning in 2004, we converted to a measurement business model from which we expect to derive substantially all of our future MedGem and BodyGem revenue. If acceptance of our new business model fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenues to achieve profitability.

•	We expect our future financial results to fluctuate significantly, and failure to increase our revenue or achieve profitability may disappoint securities analysts or investors and result in a decline in our stock price.

•	We may be unable to maintain our listing on the Nasdaq National Market.

•	We are currently, and in the future could be, involved in litigation which could adversely impact our financial position.

•	We have very limited product offerings from which we expect to derive substantially all of our future revenue. If demand for our limited number of products fails to develop as we expect or otherwise declines, we could fail to generate sufficient revenue to achieve profitability.

•	We currently rely on a limited number of distributors and resellers for the sale of the MedGem and BodyGem devices into our target markets. If these distributors and resellers are not successful selling our products, or if we are unable to establish additional distributor and reseller arrangements as planned, we will not be able to achieve our sales goals and our business will be harmed.

•	Because a small number of customers are likely to account for a substantial portion of our revenue, the loss of any of these customers or the cancellation or deferment of a customer’s order could cause our revenue to decline substantially and may result in a decline in our share price.

•	Our workforce reductions may have an adverse impact on our ability to recruit and retain key personnel, which could delay our ability to execute our business plan.

•	If we cannot convince healthcare professionals, wellness advisors and their patients and clients of the importance of measuring metabolism for nutrition monitoring, weight management and fitness applications and of the benefits of our products, we will not be able to increase our revenue and our operating results would suffer.

•	The commercial weight management and fitness markets are characterized by short-lived trends and we may not experience increased demand for our products, or any increase in demand may be short-lived.

•	We purchase one of our key components, an oxygen sensor, from a sole source. If this source fails to satisfy our supply requirements on a timely basis, we may lose sales and experience increased component costs and our customer relationships may be harmed.

•	Our health monitoring devices and our software products may contain unknown errors or defects, which could result in rejection of our products and damage to our reputation, as well as lost revenue, diverted development resources and increased service costs and warranty claims.

•	If we fail to maintain necessary FDA or other regulatory clearance for the marketing and sale of the MedGem devices or if we fail to obtain or maintain necessary FDA or other regulatory clearance or approvals for the marketing and sale of any other medical devices that we may develop in the future, or if clearances or approvals are delayed, we will be unable to commercially distribute and market those medical devices in the United States or abroad.

•	Modifications to the MedGem device may require a new 510(k) clearance or premarket approval or require us to cease marketing or recall the modified device until these clearances or approvals are obtained.

•	If we or our third-party manufacturers fail to comply with the FDA’s Quality System regulation with respect to the MedGem device and any other medical devices that we may produce in the future, our manufacturing operations could be delayed, and the MedGem device sales and our profitability could suffer.

•	The MedGem device and any other medical devices that we may produce in the future are subject to product recalls even after receiving regulatory clearance or approval. Product recalls would harm our reputation and result in increased costs, either of which could harm our operating results.

•	If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

•	If we infringe the patents or proprietary rights of other parties, our ability to grow our business will be severely limited.

•	We license or sublicense key technology from third parties. If necessary licenses or sublicenses of technology are terminated or become unavailable or too expensive, or if licensors or sublicensors fail to prosecute and enforce patents licensed to us, our competitive position and our product offering will suffer.

•	Our business exposes us to risks of product liability claims, and we may incur substantial expenses that exceed our insurance coverage if we are sued for product liability.

•	We may have warranty claims that exceed our reserves.

•	We face risks related to our international operations, including the need to maintain ISO certification and CE Marking approval and obtain necessary foreign regulatory clearance or approvals.

•	Failure to raise additional capital or to generate the significant capital necessary to expand our operations and invest in new products and technologies could reduce our ability to compete and to take advantage of market opportunities and could result in lower revenue.

•	The expense of using our products may not be subject to reimbursement by Medicare, Medicaid or third-party payors, such as health insurance companies. Even if a procedure including our products may be covered, any adverse changes in reimbursement procedures by Medicare, Medicaid or other third-party payors for procedures that include our products may limit our ability to market and sell the MedGem device.

•	We face competition from competitors with greater resources, and competition from personal health technology companies and fitness, nutrition and weight management software companies could increase, which may make it more difficult for us to achieve any significant market penetration.

•	Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult.

•	We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

•	As of November 9, 2004, Directors, executive officers, principal stockholders and affiliated entities beneficially own approximately 56% of our capital stock and may be able to exert control over our activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. At September 30, 2004, our cash and cash equivalents consisted primarily of short-term U.S. governmental securities with original maturities of three months or less. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
10.1	Employment Agreement, dated July 28, 2004, between the Registrant and James W. Dennis.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004		HEALTHETECH, INC. (Registrant)

	By:	/s/ James W. Dennis
James W. Dennis Chairman and Chief Executive Officer (Principal Executive officer)

	By:	/s/ Rick Fresia
Rick Fresia Vice President Finance ( Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

Number	Description
10.1	Employment Agreement, dated July 28, 2004, between the Registrant and James W. Dennis.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.