Form 10-Q/A
period 2004-09-30
HEALTHETECH INC
filed 2004-11-19
CIK 1141215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of HealtheTech, Inc., originally filed with the Securities and Exchange Commission on November 12, 2004, is being filed solely to correct an error in the “Statement of Cash Flows” contained in Part 1, Item 1, “Financial Information” and the related section “Liquidity and Capital Resources” contained in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. The Form 10-Q originally filed on November 12, 2004 contained an incorrect figure in Item 1, Statement of Cash Flows for the line item “Cash and cash equivalents, end of period” for the nine months ending September, 30, 2004 and the corresponding description of factors impacting cash and cash equivalents in Part 1, Item 1, “Notes to Unaudited Financial Statements” under Note 5, Line of Credit, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

This Amendment No. 1 to the Form 10-Q relates solely to the Company’s reclassification of $1.5 million of Cash and cash equivalents into Restricted cash and cash equivalents consistent with the disclosure on the Company’s Balance Sheet. The restriction on the cash asset is required pursuant to the Company’s restricted cash account described in the “Notes to Unaudited Financial Statements” under Note 5, Line of Credit, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

This Amendment No. 1 to the Form 10-Q sets forth the complete text of the original Form 10-Q, as corrected, and updates the signature page and Exhibits 31.1, 31.2 and 32. The remainder of the Form 10-Q is unchanged and is reproduced in this Amendment No. 1 for convenience of reference. This Amendment No. 1 reflects the changes discussed above. No other information included in the original Form 10-Q, including the remainder of the financial statements and the notes thereto, has been modified or updated.

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

HEALTHETECH, INC.

Statements of Cash Flows

Unaudited

	Nine months ended
	Sept 30, 2003	Sept 30, 2004
Cash flows from operating activities:
Net loss	$(21,655,601)	$(7,524,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,511,763	955,878
Intangible asset impairment	1,675,100	—
Inventory reserves and write-offs	699,976	5,576
Loss on disposal of property and equipment	56,267	73,545
Stock-based charges	3,105,675	970,625
Provision for doubtful accounts	68,200	1,890
Change in assets and liabilities:
Receivables	2,213,170	208,536
Inventory	(81,724)	389,654
Prepaid expenses and other current assets	2,072,469	117,118
Deposits	1,050	1,085
Accounts payable	(1,534,359)	(353,980)
Accrued and other liabilities	(969,231)	(463,390)
Deferred revenue	(1,310,543)	211

Net cash used in operating activities	(14,147,788)	(5,617,979)

Cash flows from investing activities:
Purchase of property and equipment	(370,811)	(140,686)
Proceeds from the sale of marketable securities	5,242,726	—
Purchase of intangible assets	(212,861)	(52,726)
Net change in restricted cash	1,200,511	(1,500,000)

Net cash provided by (used in) investing activities	5,859,565	(1,693,412)

Cash flows from financing activities:
Payments on note payable to related party	(10,000)	—
Common stock issuance costs	—	(22,865)
Proceeds from common stock option exercises	145,799	112,618

Net cash provided by financing activities	135,799	89,753

Net decrease in cash and cash equivalents	(8,152,424)	(7,221,638)
Cash and cash equivalents, beginning of period	16,878,263	17,003,224

Cash and cash equivalents, end of period	$8,725,839	$9,781,585

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

(5) Line of Credit

On September 15, 2004, the Company replaced its credit facility that supports the lease of its corporate headquarters in Golden, Colorado with a restricted cash account collateralizing a $1.2 million irrevocable letter of credit securing the lease. The Company is required to maintain a $1.5 million balance in the restricted cash account as a guarantee for the letter of credit. The letter of credit is renewable annually and expires on September 14, 2005.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $9.8 million at September 30, 2004. Cash used in operating activities was $5.6 million in the nine months ended September 30, 2004 compared to $14.1 million in the comparable period of 2003. The decrease in usage reflects the improvement in our cost structure previously discussed in the Results of Operations section of this document.

Cash used in investing activities was $1.7 million in the nine months ended September 30, 2004, a change from $5.9 million provided in the comparable period of the prior year, primarily due to the sale of marketable equity securities during the first quarter of 2003 and to the increase in restricted cash of $1.5 million during the nine months ended September 30, 2004, as discussed below.

On September 15, 2004, the Company replaced its credit facility that supports the lease of its corporate headquarters in Golden, Colorado with a restricted cash account collateralizing a $1.2 million irrevocable letter of credit securing the lease. The Company is required to maintain a $1.5 million balance in the restricted cash account as a guarantee for the letter of credit. The letter of credit is renewable annually and expires on September 14, 2005.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
10.1	Employment Agreement, dated July 28, 2004, between the Registrant and James W. Dennis.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2004		HEALTHETECH, INC. (Registrant)

	By:	/s/ James W. Dennis
James W. Dennis Chairman and Chief Executive Officer (Principal Executive officer)

	By:	/s/ Rick Fresia
Rick Fresia Vice President Finance ( Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

Number	Description
10.1	Employment Agreement, dated July 28, 2004, between the Registrant and James W. Dennis.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed